Form 10-Q
period 1999-09-30
APPLE HOMES CORP INC
filed 1999-11-15
CIK 934330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended:

                               SEPTEMBER 30, 1999

                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _____________ to
          ______________.

                         Commission File Number 0-22045

                             APPLE HOMES CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                                13-3525328
          --------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      124 North Belair Road
         Evans, Georgia                                                30809
         --------------                                                -----
(Address of principal executive office)                               (Zip Code)

Registrant's telephone number, including area code:  (706) 650-2015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                  YES__X____                       NO______

As of September 30, 1999, there were 2,091,367 shares of Common Stock outstanding.

                             APPLE HOMES CORPORATION
                                    FORM 10-Q

                                      INDEX



                                                                        Page
                                                                       Number
                                                                       ------

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements
                  Consolidated Balance Sheets at September 30,
                   1999 and March 31, 1999 (Unaudited)                    2

                  Consolidated Statements of Operations for the
                  Quarter ended September 30, 1999 and 1998 and
                  the Six Months ended September 30, 1999 and
                  1998 (Unaudited)                                        4

                  Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended September 30, 1999
                  (Unaudited)                                             5

                  Consolidated Statements of Cash Flows for the Six
                  Months ended September 30, 1999 and 1998
                  (Unaudited)                                             6

                  Notes to Consolidated Financial
                  Statements (Unaudited)                                  8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders             15

Item 6.           Exhibits and Reports on Form 8-K                       16

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


APPLE HOMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
      (Unaudited)

--------------------------------------------------------------------------------

                                     Assets
                                                      September 30,    March 31,
                                                          1999            1999
--------------------------------------------------------------------------------

Current assets
      Cash                                             $   682,051   $   683,452
      Accounts receivable                                  871,198       781,723
      Rebates receivable                                   233,802       409,011
      Other receivables                                     80,455        57,645
      Inventories                                        9,306,609     8,317,210
      Other current assets                                 121,852        18,116
      Deferred taxes                                       134,544       107,520
      Notes receivable, current portion                     55,065       544,955
                                                       -----------   -----------

          Total current assets                          11,485,576    10,919,632
                                                       -----------   -----------

Property and equipment, net                              1,353,992     1,235,876
                                                       -----------   -----------

Other assets
      Notes receivable, net of current portion             276,234       184,215
      Deferred loan costs, net of accumulated
          amortization of $103,982 and $92,954              78,297        89,325
      Goodwill, net of accumulated amortization
          of $47,847 and $39,747                           450,087       434,341
      Other assets                                          12,545        43,195
                                                       -----------   -----------

          Total other assets                               817,163       751,076
                                                       -----------   -----------






      TOTAL ASSETS                                     $13,656,731   $12,906,584
                                                       ===========   ===========


--------------------------------------------------------------------------------

Consolidated Balance Sheets (con't.)
     (Unaudited)


--------------------------------------------------------------------------------

                      Liabilities and Stockholders' Equity

                                                   September 30,      March 31,
                                                        1999             1999
--------------------------------------------------------------------------------

Current liabilities
      Floorplan payable                            $  8,511,624    $  7,993,154
      Accounts payable                                1,147,009         746,969
      Sales tax payable                                 130,019         170,749
      Accrued salaries and commissions                   68,589          90,926
      Other accrued liabilities                         190,680         195,640
      Customer deposits                                 157,966         132,037
      Income tax payable                                  2,892          18,826
      Due to minority stockholders                       31,061          40,407
      Notes payable, current portion                     96,559          87,933
                                                   ------------    ------------

          Total current liabilities                  10,336,399       9,476,641
                                                   ------------    ------------

Long term liabilities
      Notes payable                                   1,023,133       1,054,316
                                                   ------------    ------------

Minority interest in net assets of
      consolidated corporation                           81,837          84,517
                                                   ------------    ------------

Stockholders' equity
      Common stock, $.002 par value; authorized
          10,000,000 shares; 2,091,367 and
          2,091,539 issued and outstanding                4,183           4,183
      Additional paid-in capital                      2,726,949       2,727,809
      Retained deficit                                 (515,770)       (440,882)
                                                   ------------    ------------

          Total stockholders' equity                  2,215,362       2,291,110
                                                   ------------    ------------


      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 13,656,731    $ 12,906,584
                                                   ============    ============





--------------------------------------------------------------------------------

                             See accompanying notes.


APPLE HOMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

 (Unaudited)
--------------------------------------------------------------------------------------------------------

                                    Quarter ended September 30,           Six months ended September 30,
                                          1999               1998             1999            1998
--------------------------------------------------------------------------------------------------------

Net Sales                                $ 7,803,437       $ 10,490,304    $ 16,944,112   $  18,632,998
Cost of Sales                              6,351,317          8,812,992      13,890,745      15,210,986
                                           ---------          ---------      ----------      ----------

     Gross Profit                          1,452,120          1,677,312       3,053,367       3,422,012
                                           ---------          ---------       ---------       ---------

Operating expenses
     Compensation                            781,202            738,371       1,588,896       1,456,903
     Occupancy and vehicle                    51,180             22,825         100,625         165,406
     Advertising                             203,422            144,610         376,733         301,472
     Insurance                                51,934             70,117         141,544         124,152
     Taxes and licenses                       89,486             73,232         184,419         132,807
     Professional fees                        91,286             32,555         139,441          66,797
     Guarantee fees                           42,968             37,526          85,812          73,533
     Depreciation and amortization            38,758              5,166          69,846          34,939
     Utilities                                91,780             81,886         164,517         148,432
     Office and lot                          193,275            189,572         369,919         346,321
     Travel, training and entertainment       25,652             14,799          43,315          82,529
     Rent and maintenance                     96,294            120,524         211,358         214,055
                                           ---------          ---------       ---------       ---------

         Total operating expenses          1,757,237          1,531,183       3,476,425       3,147,346
                                           ---------          ---------       ---------       ---------

         Operating income (loss)            (305,117)           146,129        (423,058)        274,666

Other income (expense)
     Finance participation                   253,548            131,450         407,465         172,772
     Rental income                            17,864             12,036          37,861          34,399
     Interest income                           9,672             11,804          27,522          34,791
     Commissions                              67,557             22,461         172,246          54,461
     Gain(Loss) on sale of assets            (11,428)            30,657         (11,428)         30,657
     Other income (expense)                      372             77,797           8,153          (5,470)
     Interest expense                       (167,623)          (127,252)       (345,158)       (157,496)
                                          ----------         ----------      ----------      ----------

         Total other income (expense)        169,962            158,953         296,661         164,114
                                          ----------         ----------      ----------      ----------

Income (loss) before income tax provision
         and minority interest              (135,155)           305,082        (126,397)        438,780
Income tax (provision) benefit                58,129           (243,121)         51,716        (238,633)

Minority interest in net (income) loss
         of consolidated subsidiaries         10,542            (41,674)           (207)        (30,633)
                                          ----------         ----------      ----------      ----------

         NET INCOME (LOSS)                $  (66,484)        $   20,287      $  (74,888)     $  169,514
                                          ==========         ==========      ==========      ==========

Per share data:
     Weighted avg number of shares
      outstanding                          2,091,538          1,855,084       2,091,538       1,855,084

     Net income (loss) per share              (0.032)             0.011          (0.036)          0.091



--------------------------------------------------------------------------------------------------------

                                        See accompanying notes.


Consolidated Statements of Changes in Stockholders'  Equity
        (Unaudited)

Six months ended September 30, 1999
------------------------------------------------------------------------------------------------------------

                                                                       Additional     Retained
                                               Number of     Common     Paid-in       Earnings
                                                Shares       Stock      Capital       (Deficit)     Total
------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                        2,091,539 $     4,183  $  2,727,809 $  (440,882) $  2,291,110

     Redeemption of Stock                          (172)                     (860)                     (860)

     Net loss                                                                          (74,888)     (74,888)
                                            ------------ ------------ ------------ ------------ ------------

Balance, September 30, 1999                    2,091,367 $     4,183  $  2,726,949 $  (515,770) $  2,215,362
                                            ============ ============ ============ ============ ============



------------------------------------------------------------------------------------------------------------

                                                        See accompanying notes.





APPLE HOMES CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows
     (Unaudited)


------------------------------------------------------------------------------------------------------------

                                                                      For the Six Months Ended September 30,
                                                                      --------------------------------------
                                                                              1999                    1998
------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income (loss)                                                   $   (74,888)            $   169,513

     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
         Bad debt expense                                                     15,146                  33,060
         Deferred income taxes                                               (27,024)                120,633
         Depreciation and amortization                                        69,839                  34,939
         Loss on disposal of fixed assets                                     11,428                       0
         Issuance of common stock for
           professional services                                                   0                  74,000
         Issuance of common stock in lieu of
           payment of interest expense                                             0                  38,750
         Minority interest in net income of
           consolidated subsidiary                                               207                  30,633
     Change in assets and liabilities, net of effects from
       purchase of subsidiary
         Accounts receivable                                                 (89,475)               (337,230)
         Other receivables                                                   152,399                 (29,906)
         Inventories                                                        (914,094)               (957,392)
         Other current assets                                               (103,736)                 87,131
         Notes receivable                                                    276,032                (240,939)
         Other assets                                                         30,650                 (12,746)
         Floorplan payable                                                   518,470               1,361,693
         Accounts payable                                                    400,040                 108,520
         Accrued expenses                                                    (68,027)               (201,474)
         Customer deposits                                                    25,929                  73,621
         Other liabilities                                                   (15,934)                108,746
                                                                         -----------             -----------

             Net cash provided by operating activities                       206,962                 461,552
                                                                         -----------             -----------

Cash flows from investing activities:
     Additions to property and equipment                                     (27,936)               (150,077)
     Proceeds from sale of fixed assets                                          250                       0
     Purchase minority ownership from shareholder                            (28,646)                      0
                                                                         -----------             -----------

             Net cash (used in) investing activities                         (56,332)               (150,077)
                                                                         -----------             -----------


------------------------------------------------------------------------------------------------------------


     Consolidated Statements of Cash Flows (con't.)
         (Unaudited)



-------------------------------------------------------------------------------------------------------------

                                                                       For the Six Months Ended September 30,
                                                                       --------------------------------------
                                                                            1999                     1998
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Principal payments on notes payable                                 $  (176,796)            $   (58,972)
     Addition of note payable                                                 33,059                       0
     Repurchase of 172 shares common stock                                      (860)                      0
     Due to/from minority stockholders, net                                   (7,434)                (64,950)
                                                                         -----------             -----------

             Net cash (used) by financing activities                        (152,031)               (123,922)
                                                                         -----------             -----------

             Net increase (decrease) in cash                                  (1,401)                187,553

Cash, beginning of six months                                                683,452                 922,176
                                                                         -----------             -----------

Cash, end of six months                                                  $   682,051             $ 1,109,729
                                                                         ===========             ===========


Supplemental disclosure of cash flow information:

     Cash paid during the six months for interest                        $   332,951             $   138,007
                                                                         ===========             ===========

     Cash paid during the six months for income taxes                    $    19,150             $         0
                                                                         ===========             ===========

     Non-cash investing and financing activities:
         Financed property and equipment purchases                       $   121,180             $         0
         Repossessed mobile home units
           converted to inventory                                            106,693                 140,000
         Land reclassed from inventory to fixed assets                        70,000                       0
         Rental units reclassed to inventory                                  38,612                       0
         Debentures converted to common stock                                      0                  37,500
         Note payable and interest converted to common stock                       0                  39,750
         Issuance of stock for professional services                               0                  74,000



------------------------------------------------------------------------------------------------------------

                                             See accompanying notes.

                                                       7

                    APPLE HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

================================================================================

NOTE A - BASIS OF PRESENTATION

The unaudited financial information included in this report includes all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. The operations for the interim periods shown herein are not necessarily indicative of the results of the full fiscal year. While certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations governing Form 10-Q, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The condensed financial statements included in this report should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's March 31, 1999 year end report and the unaudited June 30, 1999 quarterly report included in the Form 10 filed with the SEC on July 16, 1999.


NOTE B - SELECTED QUARTERLY FINANCIAL DATA

                                                   Quarter Ended June 30,                 Quarter Ended September 30,
                                                  1999                1998                1999                    1998
                                                  ----                ----                ----                    ----
                                                                  (in thousands except per share data)

Net sales                                    $    9,141            $    8,143           $    7,803            $   10,490
Gross Profit                                      1,601                 1,745                1,452                 1,677
Net income (loss)                                    (8)                  149                  (66)                   20
Earnings per share                                (.004)                 .007                (.032)                 .011
                                             ==========            ==========           ==========            ==========

Weighted average
   shares outstanding                         2,091,539             1,811,942            2,091,538             1,855,084
                                             ==========            ==========           ==========            ==========

Operating Data
--------------
Homes Sold                                          194                   198                  182                   249
Number of Retail Centers                             12                    12                   12                    12
Weighted Avg Units sold/ctr                          16                    16                   16                    21


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

Results of Operationes  Quarters ended September 30, 1999 and 1998

     The following table shows the components of the results of operations for fiscal quarters ended September 30, 1999 and 1998 in amounts and percentages of revenues (000 omitted)


                                                    QUARTER ENDED SEPTEMBER 30
DESCRIPTION                                            1999                                1998
-------------------------------------------------------------------------------------------------------------------

Net Sales                                            $7,803              100.0%          $10,490              100.0%
Cost of Sales                                         6,351               81.4%            8,813               84.0%
                                                     --------------------------------------------------------------
Gross Profit                                          1,452               18.6%            1,677               16.0%

Operating Expenses:
Compensation                                            781               10.0%              738                7.0%
Occupancy and vehicle                                    51                0.7%               23                0.2%
Advertising                                             203                2.6%              145                1.4%
Insurance                                                52                0.7%               70                0.7%
Taxes and licenses                                       90                1.2%               73                0.7%
Professional fees                                        91                1.2%               33                0.3%
Guarantee fees                                           43                0.6%               37                0.4%
Depreciation and amortization                            39                0.5%                5                0.0%
Utilities                                                92                1.2%               82                0.8%
Office and lot                                          193                2.5%              190                1.8%
Travel, training and entertainment                       26                0.3%               15                0.1%
Rent and maintenance                                     96                1.2%              120                1.1%
                                                     --------------------------------------------------------------
Total Operating Expenses                              1,757               22.5%            1,531               14.6%

Other Income (Expense):
Finance participation                                   253                3.2%              131                1.2%
Rental income                                            18                0.2%               12                0.1%
Interest income                                          10                0.1%               12                0.1%
Commissions                                              68                0.9%               22                0.2%
Gain (loss) on sale of assets                           (11)              (0.1%)              31                0.3%
Other income (expense)                                    0                0.0%               78                0.7%
Interest expense                                       (168)              (2.2%)            (127)              (1.2%)
                                                     --------------------------------------------------------------
Total Other Income (Expense)                            170                2.2%              159                1.5%

Income(Loss) before Income Tax
Provision and Minority Interest                        (135)              (1.7%)             305                2.9%

Miniority interest in net income                         11                0.1%              (42)              (0.4%)
Income tax  provision                                    58                0.7%             (243)              (2.3%)
                                                     --------------------------------------------------------------
Net Income                                           $  (66)              (0.8%)              20                0.2%
                                                     ==============================================================



Results of Operations - Six Months ended September 30, 1999 and 1998

     The following table shows the components of the results of operations for the fiscal six months ended September 30, 1999 and 1998 in amounts and percentages of revenues (000 omitted)


                                                     SIX MONTHS ENDED SEPTEMBER 30
DESCRIPTION                                            1999                                1998
-------------------------------------------------------------------------------------------------------------------

Net Sales                                           $16,944              100.0%          $18,633              100.0%
Cost of Sales                                        13,891               82.0%           15,211               81.6%
                                                     --------------------------------------------------------------
Gross Profit                                          3,053               18.0%            3,422               18.4%

Operating Expenses:
Compensation                                          1,589                9.4%            1,457                7.8%
Occupancy and vehicle                                   101                0.6%              165                0.9%
Advertising                                             377                2.2%              301                1.6%
Insurance                                               142                0.8%              124                0.7%
Taxes and licenses                                      184                1.1%              133                0.7%
Professional fees                                       139                0.8%               67                0.4%
Guarantee fees                                           86                0.5%               74                0.4%
Depreciation and amortization                            70                0.4%               35                0.2%
Utilities                                               165                1.0%              148                0.8%
Office and lot                                          370                2.2%              346                1.9%
Travel, training and entertainment                       43                0.3%               83                0.4%
Rent and maintenance                                    211                1.2%              214                1.1%
                                                     --------------------------------------------------------------
Total Operating Expenses                              3,477               20.5%            3,147               16.9%

Other Income (Expense):
Finance participation                                   407                2.4%              173                0.9%
Rental income                                            38                0.2%               34                0.2%
Interest income                                          28                0.2%               35                0.2%
Commissions                                             172                1.0%               54                0.3%
Gain on sale of assets                                  (11)              (0.1%)              31                0.2%
Other income (expense)                                    8                0.0%               (5)              (0.0%)
Interest expense                                       (345)              (2.0%)            (157)              (0.8%)
                                                     --------------------------------------------------------------
Total Other Income (Expense)                            297                1.8%              165                0.9%

Income(Loss) before Income Tax
Provision and Minority Interest                        (127)              (0.7%)             440                2.4%

Miniority interest in net income                         --                0.0%              (31)              (0.2%)
Income tax  provision                                    52                0.3%             (239)              (1.3%)
                                                     --------------------------------------------------------------
Net Income                                          $   (75)              (0.4%)           $ 170                0.9%
                                                     ==============================================================


Net Sales

Net sales for the quarter ended September 30, 1999 are down $2.6 (or 26%) million from the same quarter for 1998. Net sales for the six months ended September 30, 1999 have decreased $1.7 million (or 9.1%) as compared with the same period of 1998. This overall drop in sales of is primarily due to an industry-wide softening of the manufactured housing market in our area. According to the Manufactured Housing Institute in its August 1999 report, home shipments (which relate directly to sales) in Georgia are down 15% for the month of August and 17.9% for the year to date. Home shipments in South Carolina are down 27.2% for the month of August and 15.4% year to date. All of our sales locations are located in South Carolina and Georgia The Company is taking measures to return to profitability in the face of this downturn. Training programs have been instituted for all of our sales personnel, corporate management teams have been developed to work with each sales location, and management has been changed on seven of the twelve locations in the last six months. The Company opened one new location in April 1999 and closed one unprofitable location in July 1999. The results of these changes can already be seen, with our gross profit for the September 30 quarter up to 18.0% as compared to 18.0% for the six month period ended September 30, 1999 and 17.5% for the year ended March 31, 1999.

In spite of the decrease in profits and sales that the Company is experiencing, there are several actions that have been taken to improve profitability in the future. Apple Homes is in the process of negotiating a contract with Pioneer Housing to have three of our existing locations converted to Pioneer exclusives. This program will be similar to ones that the Company presently has with General Housing and Bellcrest and will allow the Company to have exclusive agreements on all 12 locations. An exclusive means that a minimum of 75% of the total inventory on a location belongs to a specific manufacturer. That manufacturer, in turn, pays all floorplan interest expense related to its product, as long as certain volume sales amounts are achieved. It also allows for a higher volume rebate to be earned by the Company. We are also entering into discussions with Palm Harbor Homes to carry more of their line. These discussions are not final at this point.

The Company is also in the process of negotiating a new floorplan lending contract with John Deere Credit Company. This agreement will extend our total line of credit by $2 million, for a total credit line of $12.275 million.

Management felt that this was important for several reasons. First, we are now in a position to begin to expand our operations once the market picks up and sales are again on an increasing scale. Also, management wanted additional lines of credit available to enable us to better negotiate interest rates and reduce or remove guarantees presently required on our lending contracts. John Deere offers a lower rate for Pioneer products (prime for the first six months) than any other lender, said rate being lower than we are paying to our present lenders.

Operating Expenses

Compensation as a percentage of sales has increased, from 7.8% at September 30, 1998 to 9.4% at September 30, 1999. This is primarily due to the addition of five new employees in the corporate office to train and better manage the Company, and to the bonuses being paid to sales people to encourage the sales of older, used and repossessed inventory that can cost more to keep on the locations. Negotiations are in progress to adjust compensation packages of several of the Company's management and sales personnel.

Professional fees have more than doubled in comparison with last year. This expense, which is principally caused by the Company being forced to become a public reporting entity, is one that management had not anticipated. If this single line item was reduced to the previous year's level, the Company would have come much closer to a break even point for the six months ended September 30, 1999. Management does believe that some of these expenses are a "one-time only" expense, and that reductions in professional fees will be likely in the future.

Advertising expenses have substantially increased over the same period last year. Some of this increase is due to a change in classification of expenses that are currently included in advertising, such as letterhead stationary, display flags and newspaper advertising. In the past, these items have been classified as "lot expense." Management has made the decision to continue certain levels of advertising despite the downturn of sales, primarily due to the belief that keeping the Company's name in front of buyers is even more important in these slow times. There is an ongoing review of advertising expenses, and opportunities to get more advertising impact from the same dollars are being actively explored.

Other Income and Expenses

Income from finance participation and commissions has continued to rise. Finance participation (the amount that the Company receives from retail lenders in return for our sending them customers) has more than doubled from a year ago. Commission income (coming from insurance commissions earned, sales tax commissions earned, commissions earned on the sale of repossessed homes as a service for our retail lenders, and other items) has more than tripled. The Company intends to continue to look to these areas of income to expand our profit base. It should be noted however, that the majority of this income is related to sales volume in some fashion. Decreases in total volume of sales will also decrease the income that can be earned from any of these sources.

Interest expense also went up significantly in the six months ended September 30, 1999. Since our exclusive agreements with manufacturers depend, in part, on the total volume that we sell, a lower volume means not only a reduction in the rebates paid to us, but also a reduction in the floorplan interest paid for us by the lenders. As is evident from these figures, a reduction in sales costs the Company in more ways than just the loss of revenues. Interest expense for the future should however, be reduced by the three Pioneer exclusives as indicated earlier.

A tax benefit of $51,716 is included in the net income for the six months ended September 30, 1999. Management feels that this benefit will be realizable in the future, and has decided not to record a valuation allowance against the deferred tax asset recorded. This decision is carefully reviewed on a quarter by quarter basis.

OUTLOOK

Most industry veterans believe this present market slowdown will continue through December 2000. We agree that it will continue at least through our fourth quarter ending March 2000. Whether it continues beyond that will probably be determined to a large degree by how many sales centers go out of business between now and the end of the first calendar quarter of the year 2000. Every time a sales center goes out of business, that area is overloaded with distressed inventory. The ability of the market to absorb that inventory is a major factor in coming out of this slowdown.

One very positive area is that the ability to obtain retail financing for our customers continues to be relatively easy. There are many more strong financial institutions committed to the manufactured housing industry now than there were in previous slowdowns. We don't foresee any problems relating to this vital area of wholesale and retail financing.

Interest rates are predicted to increse slightly over the next six months; however, our industry is not usually as interest rate sensitive as the stick built housing industry. Management does not anticipate any further slowdown in sales related to interest rates.

     Y2K compliance issues, as stated in our Form 10 filed with the Securities and Exchange Commission, are being reassessed on a continuous basis by management. We do not anticipate or expect any adverse effects on the results from operations at this point in time. We will follow any developments closely as the year 2000 approaches.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow is essentially flat for the six months ended September 30, 1999, and although the Company is still showing positive cash flows from operating activities, the amount is less than half of the amount from a year ago. Management is working on selling more of the mortgage notes that it is presently carrying, as we did in May 1999. We are also attempting to lower the total amount of inventory that the Company has purchased, to have better use of the capital resources.

In the first fiscal quarter, management bought out a minority shareholder in one of our subsidiaries for $28,464. We have made arrangements to buy out another minority shareholder in the third fiscal quarter for $25,000. This will leave the Company with only two remaining minority shareholders in subsidiary companies. Management believes that this will enhance the overall profitability of the Company, and provide the opportunity for improved profits for the common stockholders.

Expenditures for capital resources are being reduced while the Company goes through the slowdown in sales in our market area. While management realizes that limiting growth and expansion will limit our ability to grow sales as we have done in the past three years, current conditions have warranted this slowdown while management puts more efforts into profitability of the Company. Each new location opened takes almost a full year to show a profit. Once all of our locations are profitable, increased expansion will again be considered. There is one area of capital expenditure that the Company is considering. We are looking at the purchase of specialized computer software to allow us a better tracking system for each sale that we make. There are several companies that make this software, and consideration will be given to the cost savings that can be realized in better management in the purchase decision on this item. No decision has been made by management or the Board of Directors on new computer software at this time.

FORWARD LOOKING STATEMENTS

The preceding discussion by the management of the Company contains various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward looking statements. Forward looking statements include, without limitation, expectations as to results of operations and financial condition including changes in capacity, revenues and costs, expectations of future financing needs, Year 2000 readiness, overall economic projections and the Company's overall objectives for future operation. All forward looking statements in this report are based upon information available to management on the date of this report. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, or otherwise. Forward looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward looking statements: uncertainty of future sales due primarily to the slowdown in sales the market area is now experiencing, agreements with manufacturers and lenders related to our inventory management, ability to obtain continuing financing for our customers at reasonable and affordable interest rates, competition within the industry within our market area, a flooding of our market area with reduced price inventory due primarily to other locations going out of business, government regulations, Year 2000 readiness of our primary manufacturers and financing companies and other economic conditions and factors beyond our control.

Additional information concerning these and other factors is contained in the Company's Form 10 filing with the Securities and Exchange Commission dated July 16, 1999 and amended on September 10, 1999 and October 20, 1999.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On September 28, 1999, Apple Homes Corporation held its Annual Meeting of Stockholders. At that meeting, two votes were held. The first vote was for the election of Directors. The following directors were elected: Mr. E. Samuel Evans, Mr. Robert S. Wilson, Mr. Bryce N. Batzer, Mr. Wayne Bridges and Mr. Richard Belz. All directors were elected by a majority of the votes cast, and a quorum was received for the meeting. Immediately following the election, Mr. Wilson resigned from the Board, and his resignation was accepted.

The second vote was for the appointment of auditors. The firm of Gifford, Hillegass & Ingwersen, PC was approved for the audit of the fiscal year ended March 31, 2000 by a majority of the votes cast.

No other matters were voted on at the meeting.

The results of the votes are as follows:

                                          For          Against        Abstain
                                          ---          -------        -------

E. Samuel Evans                       1,051,912        201,650           2,400
Robert S. Wilson                        829,124         23,500         403,338
Bryce N. Batzer                         996,911        156,600         102,451
Wayne Bridges                         1,215,712         26,600          13,650
Richard Belz                            776,311        377,200         102,451
Appointment of Auditors               1,136,137         84,925          34,900

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:


 11.1 Earnings per Share Calculation


                            Apple Homes Corporation
                         Earnings per share calculation

                                                   Six Months ended    Quarter ended
                                                  September 30,1999  September 30, 1999
                                                  -----------------  ------------------
Basic EPS:
 Income available to common stockholders             $  (74,888)     $  (66,484)

 Weighted average # of shares outstanding             2,091,538       2,091,538
                                                     ----------      ----------

     Basic EPS                                          (0.0358)        (0.0318)
                                                     ==========      ==========

Diluted EPS:
  Income available to common stockholders            $  (74,888)     $  (66,484)

  Adjusted for 10% interest charge on
   convertible debentures                                20,708          10,625

  Adjusted for income tax effect @ 40.00%                21,672          22,344
                                                     ----------      ----------

  Diluted income available to common
   stockholders                                         (32,508)        (33,515)

  Diluted weighted average # of shares
   outstanding                                        2,312,038       2,312,038
                                                     ----------      ----------

      Diluted EPS                                       (0.0141)        (0.0145)
                                                     ==========      ==========
                                                    antidilutive    antidilutive




     27 Financial Data Schedule

(b)   Reports on Form 8-K

     None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APPLE HOMES CORPORATION

November 12, 1999                            /s/ Laura H. Rollins
-----------------                            -----------------------------------
        (Date)                                    Laura H. Rollins
                                                  Chief Financial Officer
                                                   Apple Homes Corporation