Form 10-Q/A
period 1999-09-30
APPLE HOMES CORP INC
filed 1999-12-27
CIK 934330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QA
                                  Amendment #1

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

                         Commission File Number 0-22045

                             APPLE HOMES CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               13-3525328
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

      124 North Belair Road
         Evans, Georgia                                              30809
 -------------------------------------                              --------
(Address of principal executive office)                            (Zip Code)

Registrant's telephone number, including area code:  (706) 650-2015

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

                  YES   X                         NO
                      -----                          -----

As of September 30, 1999, there were 2,091,367 shares of Common Stock outstanding.

                             APPLE HOMES CORPORATION
                                    FORM 10-Q

                                      INDEX



                                                                      Page
                                                                     Number
                                                                     ------

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
         Consolidated Balance Sheets at September 30,
         1999 and March 31, 1999 (Unaudited)                           2

         Consolidated Statements of Operations for the
         Quarter ended September 30, 1999 and 1998 and
         the Six Months ended September 30, 1999 and
         1999 (Unaudited)                                              4

         Consolidated Statements of Changes in Stockholders'
         Equity for the Six Months Ended September 30, 1999
         (Unaudited)                                                   5

         Consolidated Statements of Cash Flows for the Six
         Months ended September 30, 1999 and 1998
         (Unaudited)                                                   6

         Notes to Consolidated Financial Statements (Unaudited)        8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           9

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders          16

Item 6.  Exhibits and Reports on Form 8-K                             16

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


APPLE HOMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
      (Unaudited)

--------------------------------------------------------------------------------

                                     Assets
                                                      September 30,    March 31,
                                                          1999            1999
--------------------------------------------------------------------------------

Current assets
      Cash                                             $   682,051   $   683,452
      Accounts receivable                                  871,198       781,723
      Rebates receivable                                   233,802       409,011
      Other receivables                                     80,455        57,645
      Inventories                                        9,306,609     8,317,210
      Other current assets                                 121,852        18,116
      Deferred taxes                                       152,584       125,560
      Notes receivable, current portion                     55,065       544,955
                                                       -----------   -----------

          Total current assets                          11,503,616    10,937,672
                                                       -----------   -----------

Property and equipment, net                              1,353,992     1,235,876
                                                       -----------   -----------

Other assets
      Notes receivable, net of current portion             276,234       184,215
      Deferred loan costs, net of accumulated
          amortization of $103,982 and $92,954              78,297        89,325
      Goodwill, net of accumulated amortization
          of $47,847 and $39,747                           450,087       434,341
      Other assets                                          12,545        43,195
                                                       -----------   -----------

          Total other assets                               817,163       751,076
                                                       -----------   -----------






      TOTAL ASSETS                                     $13,674,771   $12,924,624
                                                       ===========   ===========


--------------------------------------------------------------------------------

Consolidated Balance Sheets (con't.)
     (Unaudited)


--------------------------------------------------------------------------------

                      Liabilities and Stockholders' Equity

                                                   September 30,      March 31,
                                                        1999             1999
--------------------------------------------------------------------------------

Current liabilities
      Floorplan payable                            $  8,511,624    $  7,993,154
      Accounts payable                                1,147,009         746,969
      Sales tax payable                                 130,019         170,749
      Accrued salaries and commissions                   68,589          90,926
      Other accrued liabilities                         190,680         195,640
      Customer deposits                                 157,966         132,037
      Income tax payable                                  2,892          18,826
      Due to minority stockholders                       31,061          40,407
      Notes payable, current portion                     96,559          87,933
                                                   ------------    ------------

          Total current liabilities                  10,336,399       9,476,641
                                                   ------------    ------------

Long term liabilities
      Notes payable                                   1,023,133       1,054,316
                                                   ------------    ------------

Minority interest in net assets of
      consolidated corporation                           81,837          84,517
                                                   ------------    ------------

Stockholders' equity
      Common stock, $.002 par value; authorized
          10,000,000 shares; 2,091,367 and
          2,091,539 issued and outstanding                4,183           4,183
      Additional paid-in capital                      2,772,049       2,772,909
      Retained deficit                                 (542,830)       (467,942)
                                                   ------------    ------------

          Total stockholders' equity                  2,233,402       2,309,150
                                                   ------------    ------------


      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 13,674,771    $ 12,924,624
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



Consolidated Statements of Changes in Stockholders'  Equity
        (Unaudited)

Six months ended September 30, 1999
------------------------------------------------------------------------------------------------------------

                                                                       Additional     Retained
                                               Number of     Common     Paid-in       Earnings
                                                Shares       Stock      Capital       (Deficit)     Total
------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                        2,091,539 $     4,183  $  2,772,909 $  (467,942) $  2,309,150

     Redeemption of Stock                          (172)                     (860)                     (860)

     Net loss                                                                          (74,888)     (74,888)
                                            ------------ ------------ ------------ ------------ ------------

Balance, September 30, 1999                    2,091,367 $     4,183  $  2,772,049 $  (542,830) $  2,233,402
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






APPLE HOMES CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows
     (Unaudited)


------------------------------------------------------------------------------------------------------------

                                                                      For the Six Months Ended September 30,
                                                                      --------------------------------------
                                                                              1999                    1998
------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income (loss)                                                   $   (74,888)            $   169,513

     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
         Bad debt expense                                                     15,146                  33,060
         Deferred income taxes                                               (27,024)                120,633
         Depreciation and amortization                                        69,839                  34,939
         Loss on disposal of fixed assets                                     11,428                       0
         Issuance of common stock for
           professional services                                                   0                  74,000
         Issuance of common stock in lieu of
           payment of interest expense                                             0                  83,850
         Minority interest in net income of
           consolidated subsidiary                                               207                  30,633
     Change in assets and liabilities, net of effects from
       purchase of subsidiary
         Accounts receivable                                                 (89,475)               (337,230)
         Other receivables                                                   152,399                 (29,906)
         Inventories                                                        (914,094)               (957,392)
         Other current assets                                               (103,736)                 87,131
         Notes receivable                                                    276,032                (240,939)
         Other assets                                                         30,650                 (12,746)
         Floorplan payable                                                   518,470               1,361,693
         Accounts payable                                                    400,040                 108,520
         Accrued expenses                                                    (68,027)               (246,574)
         Customer deposits                                                    25,929                  73,621
         Other liabilities                                                   (15,934)                108,746
                                                                         -----------             -----------

             Net cash provided by operating activities                       206,962                 461,552
                                                                         -----------             -----------

Cash flows from investing activities:
     Additions to property and equipment                                     (27,936)               (150,077)
     Proceeds from sale of fixed assets                                          250                       0
     Purchase minority ownership from shareholder                            (28,646)                      0
                                                                         -----------             -----------

             Net cash (used in) investing activities                         (56,332)               (150,077)
                                                                         -----------             -----------


------------------------------------------------------------------------------------------------------------



     Consolidated Statements of Cash Flows (con't.)
         (Unaudited)



-------------------------------------------------------------------------------------------------------------

                                                                       For the Six Months Ended September 30,
                                                                       --------------------------------------
                                                                            1999                     1998
-------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Principal payments on notes payable                                 $  (176,796)            $   (58,972)
     Addition of note payable                                                 33,059                       0
     Repurchase of 172 shares common stock                                      (860)                      0
     Due to/from minority stockholders, net                                   (7,434)                (64,950)
                                                                         -----------             -----------

             Net cash (used) by financing activities                        (152,031)               (123,922)
                                                                         -----------             -----------

             Net increase (decrease) in cash                                  (1,401)                187,553

Cash, beginning of six months                                                683,452                 922,176
                                                                         -----------             -----------

Cash, end of six months                                                  $   682,051             $ 1,109,729
                                                                         ===========             ===========


Supplemental disclosure of cash flow information:

     Cash paid during the six months for interest                        $   332,951             $   138,007
                                                                         ===========             ===========

     Cash paid during the six months for income taxes                    $    19,150             $         0
                                                                         ===========             ===========

     Non-cash investing and financing activities:
         Financed property and equipment purchases                       $   121,180             $         0
         Repossessed mobile home units
           converted to inventory                                            106,693                 140,000
         Land reclassed from inventory to fixed assets                        70,000                       0
         Rental units reclassed to inventory                                  38,612                       0
         Debentures converted to common stock                                      0                  37,500
         Note payable and interest converted to common stock                       0                  83,850
         Issuance of stock for professional services                               0                  74,000



------------------------------------------------------------------------------------------------------------

                                             See accompanying notes.



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
                                                     ==============================================================


Comparison of Fiscal Quarters ended September 30, 1999 and 1998

The September 30, 1999 quarter showed a loss of $66,848 as compared with income of $20,287 for the same quarter of 1998. This was attributable to the factors described below.

There was a decrease in net sales being down $2.6 million (or 26%) from the same quarter for 1998. This overall drop in sales is part of an industry-wide softening of the manufactured housing market in our area, as described below in our Comparison of Fiscal Quarters ended June 30, 1999 and 1998.

Compensation as a percentage of sales has increased, from 7.0% for the quarter ended September 30, 1998 to 10.0% at September 30, 1999. This is primarily due to the addition of five new employees in the corporate office to train and better manage the Company, and to the bonuses being paid to sales people to encourage the sales of older, used and repossessed inventory that can cost more to keep on the locations. Negotiations are in progress to adjust compensation packages of several of the Company's management and sales personnel.

Professional fees have almost tripled in comparison with the same quarter last year, rising $58,000. This expense, which is principally caused by the Company being forced to become a public reporting entity, is one that management had not anticipated. The Company is making efforts to reduce these costs in the future, however, the costs of being a public reporting company will continue.

Advertising expenses have increased to 2.6% of Net Sales for the quarter ended September 30, 1999 as compared with 1.4% of Net Sales in the same period in 1998. Some of this increase is due to a change in classification of expenses that are currently included in advertising, such as letterhead stationary, display flags and newspaper advertising. In the past, these items have been classified as "lot expense." Management has made the decision to continue certain levels of advertising despite the downturn of sales, primarily due to the belief that keeping the Company's name in front of buyers is even more important in these slow times. There is an ongoing review of advertising expenses, and opportunities to get more advertising impact from the same dollars are being actively explored.

Interest expense also went up from 1.2% of Net Sales at September 30, 1998 to 2.2% of Net Sales for the quarter ended September 30, 1999. Since our exclusive agreements with manufacturers depend, in part, on the total volume that we sell, a lower volume means not only a reduction in the rebates paid to us, but also a reduction in the floor plan interest paid for us by the lenders. As is evident from these figures, a reduction in sales costs the Company in more ways than just the loss of revenues. Interest expense for the future could potentially be reduced by the three Pioneer exclusive locations discussed below.

As a partial offset to these expenses, income from finance participation and commissions has continued to rise. Finance participation (the amount that the Company receives from retail lenders in return for our sending them customers) has more than doubled from a year ago. For the quarter ended September 30, 1998, finance participation represented 1.2% of Net Sales. It has increased to 3.2% of Net Sales for the quarter ended September 30, 1999. Commission income (coming from insurance commissions earned, sales tax commissions earned, commissions earned on the sale of repossessed homes as a service for our retail lenders, and other items) has more than tripled from 0.2% of Net Sales at September 30, 1998 to 0.9% of Net Sales at September 30, 1999. The Company intends to continue to look to these areas of income to expand our profit base. It should be noted however, that the majority of this income is related to sales volume in some fashion. Decreases in total volume of sales will also decrease the income that can be earned from any of these sources.

A tax benefit of $58,000 is included in the net income for the quarter ended September 30, 1999. Management feels that this benefit will be realizable in the future, and has decided not to record a valuation allowance against the deferred tax asset recorded. This decision is carefully reviewed on a quarter by quarter basis.

The Company is taking measures to return to profitability in the face of this downturn. Training programs have been instituted for all of our sales personnel, corporate management teams have been developed to work with each sales location, and management has been changed on seven of the twelve locations in the last six months. We have increased the gross retail sales prices of our homes by 5%. We have also improved our accounting for the costs involved in each home sale, allowing us to charge back any commission adjustments to our sales force, thus giving them an incentive to keep the margins higher. The results of these changes can already be seen, with our gross profit for the September 30, 1999 quarter up to 18.6% as compared to 16.0% for the quarter ended September 30, 1998.

Other steps to improve profitability in the future include completion of a contract with Pioneer Housing to have three of our existing locations converted to Pioneer exclusives. This program will be similar to ones that the Company presently has with General Housing and Bellcrest and will allow the Company to have exclusive agreements on all 12 locations. Under these exclusive arrangements, a minimum of 75% of the total inventory on a location belongs to a specific manufacturer. That manufacturer, in turn, pays all floor plan interest expense related to its product, as long as certain volume sales amounts are achieved. It also allows for a higher volume rebate to be earned by the Company. We are also entering into discussions with Palm Harbor Homes to carry more of their line. These discussions are not final at this point.

In addition, the Company has completed a new floor plan lending contract with John Deere Credit Company, for a floor plan line of credit of $2 million. That contract is attached to this Report as Exhibit 10.1. Management felt that this was important for several reasons. First, we are now in a position to begin to expand our operations once the market picks up and sales are again on an increasing scale. Also, management wanted new lines of credit available to enable us to better negotiate interest rates and reduce or remove guarantees presently required on our lending contracts. John Deere offers a lower rate for Pioneer products (prime for the first six months) than any other lender, said rate being lower than we are paying to our present lenders. The floor plan contract that the Company held with Transamerica Distribution Finance, with a line of credit of $1.2 million, was terminated on November 22, 1999. The net effect to our total available floor plan line of these two transactions is an increase of $800,000.

Comparison of Fiscal Quarters ended June 30, 1999 and 1998

Revenues for the 1999 quarter continued the trend of increased sales by the Company, showing a 12% increase over the corresponding 1998 quarter. However, there was a significant decrease in earnings, with the 1999 quarter showing a loss of $8404 as opposed to a profit for the corresponding 1998 quarter of $149,227. This was caused by a reduction in gross profit margin of $143,453, from 21.4% of sales for the 1998 quarter to 17.5% of sales in the 1999 quarter. This reduction was attributable to a general softening in the manufactured housing market and a corresponding increase in price competition among manufactured home dealers. This was somewhat offset by a tightening control over operating expenses, which reduced these costs to 18.7% of revenues in the 1999 quarter from 19.8% in the 1998 quarter. The Company also saw increased commissions and fees, which contributed (after interest expense) $126,699 to income in 1999 as opposed to $5,161 in 1998. The Company took steps to further bring its costs in line in the June 30, 1999 quarter by closing an unprofitable sales center and changing managers at another center; these moves contributed to a reduction in the loss from operations during the second quarter of fiscal 2000. The Company is actively following the manufactured housing market in Georgia and South Carolina. According to the Manufactured Housing Institute in its August 1999 report, home shipments (which relate directly to sales) in Georgia are down 15% for the month of August and 17.9% for the year to date. Home shipments in South Carolina are down 27.2% for the month of August and 15.4% for the year to date. All of our sales centers are located in these two states. There is no assurance that we will be able to avoid a downturn in sales when retail locations in our areas are experiencing these problems.

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

Interest rates are predicted to increase slightly over the next six months; however, our industry is not usually as interest rate sensitive as the stick built housing industry. Management does not anticipate any further slowdown in sales related to interest rates.

YEAR 2000 COMPLIANCE

We incorporate by reference the Year 2000 Compliance disclosure included in the Company's Form 10 Registration Statement filed on July 15, 1999 and amended on September 21, 1999 and October 20, 1999. A copy of that disclosure is attached to this Report as Exhibit 99. There are no material changes to the information contained in that disclosure since October 20, 1999.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow was essentially flat for the six months ended September 30, 1999. Although the Company is still showing positive cash flows from operating activities, the amount is less than half of the amount from a year ago, primarily due to the slowdown in sales. To improve cash flow, management is working on selling more of the mortgage notes that it is presently carrying, (amounting to $331,299 at September 30, 1999). We are also attempting to lower the total amount of inventory that the Company has purchased, to have better use of the capital resources.

In the first six months of the year, management bought out two minority shareholders in our subsidiaries for $53,646. This leaves the Company with only two remaining minority shareholders in subsidiary companies. By buying out these two minority shareholders, the portion of profits that was formerly paid out to them (amounting to approximately $23,000 in fiscal 1999 alone) will remain in the Company. Since these payments were expensed in computing our profits on operations, management believes that these buyouts will enhance the overall profitability of the Company, and provide the opportunity for improved profits for the common stockholders.

Expenditures for capital resources are being reduced while the Company goes through the slowdown in sales in our market area. While management realizes that limiting growth and expansion will limit our ability to grow sales as we have done in the past three years, current conditions in the industry warrant this slowdown. The Company does not intend to undertake the expense of opening new locations at the present time, unless one of our manufacturers is willing to assist us with the capital costs associated with that project. There is one area of capital expenditure that the Company is considering. We are looking at the purchase of specialized computer software to allow us a better tracking system for each sale that we make. There are several companies that make this software, and consideration will be given to the cost savings that can be realized in the purchase decision on this item. Neither management nor the Board of Directors has made a decision on new computer software at this time.

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


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

     10.1   Contract with John Deere Credit Company
     11.1   Earnings per Share Calculation
     27     Financial Data Schedule
     99     Year 2000 Compliance Discussion from Form 10 Registration Statement

(b)   Reports on Form 8-K

      None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          APPLE HOMES CORPORATION

December 27, 1999                         /s/ Laura H. Rollins
-----------------                         --------------------------------------
    (Date)                                    Laura H. Rollins
                                              Chief Financial Officer
                                              Apple Homes Corporation