Form 10QSB
period 1999-12-31
APPLE HOMES CORP INC
filed 2000-02-14
CIK 934330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended:

                                DECEMBER 31, 1999

                                       OR

(   )     Transition Report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

          For the Transition Period from _____________ to ______________.

                         Commission File Number 0-22045

                             APPLE HOMES CORPORATION
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

                               YES X    NO______

As of December 31, 1999, there were 2,091,367 shares of Common Stock outstanding.

                             APPLE HOMES CORPORATION
                                    FORM 10-Q

                                      INDEX



                                                                          Page
                                                                         Number
                                                                         ------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          Consolidated Balance Sheets at December 31,
          1999 and March 31, 1999 (Unaudited)                              2

          Consolidated Statements of Operations for the
          Quarter ended December 31, 1999 and 1998 and
          the Nine Months ended December 31, 1999 and
          1999 (Unaudited)                                                 4

          Consolidated Statements of Changes in Stockholders'
          Equity for the Nine Months Ended December 31, 1999
          (Unaudited)                                                      5

          Consolidated Statements of Cash Flows for the Nine
          Months ended December 31, 1999 and 1998
          (Unaudited)                                                      6

          Notes to Consolidated Financial Statements (Unaudited)           8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                17

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


APPLE HOMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
      (Unaudited)

--------------------------------------------------------------------------------

                                     Assets
                                                       December 31,   March 31,
                                                           1999          1999
--------------------------------------------------------------------------------

Current assets
      Cash                                             $   852,452   $   683,452
      Accounts receivable                                  146,024       781,723
      Rebates receivable                                   207,852       409,011
      Other receivables                                     46,483        57,645
      Inventories                                        8,819,619     8,317,210
      Other current assets                                  42,612        18,116
      Deferred taxes                                       183,534       125,560
      Notes receivable, current portion                     51,344       544,955
                                                       -----------   -----------

            Total current assets                        10,349,920    10,937,672
                                                       -----------   -----------

Property and equipment, net                              1,327,259     1,235,876
                                                       -----------   -----------

Other assets
      Notes receivable, net of current portion             430,136       184,215
      Deferred loan costs, net of accumulated
            amortization of $109,495 and $92,954            72,783        89,325
      Goodwill, net of accumulated amortization
            of $52,007 and $39,747                         447,115       434,341
      Other assets                                          12,545        43,195
                                                       -----------   -----------

            Total other assets                             962,579       751,076
                                                       -----------   -----------






      TOTAL ASSETS                                     $12,639,758   $12,924,624
                                                       ===========   ===========

--------------------------------------------------------------------------------


Consolidated Balance Sheets (con't.)
      (Unaudited)


------------------------------------------------------------------------------------

                        Liabilities and Stockholders' Equity
                                                        December 31,      March 31,
                                                            1999            1999
------------------------------------------------------------------------------------

Current liabilities
      Floorplan payable                                 $  8,069,268    $  7,993,154
      Accounts payable                                       620,379         746,969
      Sales tax payable                                      161,731         170,749
      Accrued salaries and commissions                        35,450          90,926
      Other accrued liabilities                              199,835         195,640
      Customer deposits                                       63,357         132,037
      Income tax payable                                           0          18,826
      Due to minority stockholders                            42,459          40,407
      Notes payable, current portion                          91,999          87,933
                                                        ------------    ------------

            Total current liabilities                      9,284,478       9,476,641
                                                        ------------    ------------

Long term liabilities
      Notes payable                                        1,114,693       1,054,316
                                                        ------------    ------------

Minority interest in net assets of
      consolidated corporation                                59,465          84,517
                                                        ------------    ------------

Stockholders' equity
      Common stock, $.002 par value; authorized
            10,000,000 shares;2,091,367 and 2,091,539
             issued and outstanding                            4,183           4,183
      Additional paid-in capital                           2,772,049       2,772,909
      Retained deficit                                      (595,110)       (467,942)
                                                        ------------    ------------

            Total stockholders' equity                     2,181,122       2,309,150
                                                        ------------    ------------


      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 12,639,758    $ 12,924,624
                                                        ============    ============

------------------------------------------------------------------------------------

                               See accompanying notes.

APPLE HOMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
           (Unaudited)
--------------------------------------------------------------------------------------------------------------
                                                    Quarter ended December 31,   Nine months ended December 31,
                                                      1999            1998            1999            1998
--------------------------------------------------------------------------------------------------------------

Net Sales                                         $  8,610,355    $  7,306,795    $ 25,554,467    $ 25,939,793
Cost of Sales                                        7,084,721       6,197,677      20,975,466      21,408,663
                                                  ------------    ------------    ------------    ------------

      Gross Profit                                   1,525,634       1,109,118       4,579,001       4,531,130
                                                  ------------    ------------    ------------    ------------

Operating expenses
      Compensation                                     868,446         806,660       2,457,342       2,263,564
      Occupancy and vehicle                             54,343          50,790         154,968         216,196
      Advertising                                       91,855         178,293         468,588         479,765
      Insurance                                         53,867           5,506         195,411         129,658
      Taxes and licenses                                89,389          72,077         273,808         204,884
      Professional fees                                 43,783          21,888         183,224          88,685
      Guarantee Fees                                    42,193          36,065         128,005         109,598
      Depreciation and amortization                     40,837          38,502         110,683          73,441
      Utilities                                         71,094          62,042         235,611         210,474
      Office and lot                                   249,802         102,577         619,721         448,898
      Travel, training and entertainment                 5,826          26,215          49,141         108,744
      Rent and maintenance                              95,712          85,290         307,070         299,345
                                                  ------------    ------------    ------------    ------------

            Total operating expenses                 1,707,147       1,485,905       5,183,572       4,633,252
                                                  ------------    ------------    ------------    ------------

            Operating income (loss)                   (181,513)       (376,787)       (604,571)       (102,122)

Other income (expense)
      Finance participation                            133,181          80,473         540,646         253,245
      Rental income                                     21,082          20,405          58,943          54,804
      Interest income                                   13,254          20,885          40,776          55,676
      Commissions                                       98,355          99,632         270,601         154,093
      Gain(Loss) on sale of assets                           0               0         (11,428)         30,657
      Other income (expense)                            (9,694)         (2,623)         (1,541)         (8,093)
      Interest expense                                (156,242)       (111,268)       (501,400)       (268,764)
                                                  ------------    ------------    ------------    ------------

            Total other income (expense)                99,936         107,504         396,597         271,618
                                                  ------------    ------------    ------------    ------------

Income (loss) before income tax provision
         and minority interest                         (81,577)       (269,283)       (207,974)        169,496

Income tax (provision) benefit                          30,738         161,491          82,454         (77,142)

Minority interest in net (income) loss
         of consolidated subsidiaries                   (1,441)         26,379          (1,648)         (4,254)
                                                  ------------    ------------    ------------    ------------

            NET INCOME (LOSS)                     $    (52,280)   $    (81,413)   ($   127,168)   $     88,100
                                                  ============    ============    ============    ============


Per share data:
      Weighted avg number of shares outstanding      2,091,367       1,874,632       2,091,481       1,925,012

      Net income (loss) per share                       (0.025)         (0.043)         (0.061)          0.046

--------------------------------------------------------------------------------------------------------------

                                            See accompanying notes.

APPLE HOMES CORPORATION AND SUBSIDIARIES


Consolidated Statements of Changes in Stockholders' Equity
                    (Unaudited)

    Nine months ended December 31, 1999
----------------------------------------------------------------------------------------------------

                                                            Additional      Retained
                               Number of      Common         Paid-in        Earnings
                                Shares         Stock         Capital        (Deficit)       Total
----------------------------------------------------------------------------------------------------

Balance, March 31, 1999        2,091,539    $     4,183    $ 2,772,909    $  (467,942)   $ 2,309,150

      Redeemption of stock          (172)                         (860)                         (860)

      Net loss                                                               (127,168)      (127,168)
                             -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999     2,091,367    $     4,183    $ 2,772,049    $  (595,110)   $ 2,181,122
                             ===========    ===========    ===========    ===========    ===========







----------------------------------------------------------------------------------------------------

                                      See accompanying notes.

APPLE HOMES CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows
            (Unaudited)


-------------------------------------------------------------------------------------------------

                                                           For the Nine Months Ended December 31,
                                                           --------------------------------------
                                                                   1999           1998
-------------------------------------------------------------------------------------------------

Cash flows from operating activities:
      Net income (loss)                                        $  (127,168)   $    88,100

      Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities
            Bad debt expense                                        56,160         42,080
            Deferred income taxes                                  (57,974)        53,209
            Depreciation and amortization                          110,677         73,441
            Loss on disposal of fixed assets                        11,428           --
            Issuance of common stock for
              professional services                                   --           74,000
            Issuance of common stock in lieu of
              payment of interest expense                             --           83,850
            Minority interest in net income of
              consolidated subsidiary                                1,648          4,254
      Change in assets and liabilities, net of effects from
        purchase of subsidiary
            Accounts receivable                                    635,699       (113,744)
            Other receivables                                      212,321        (65,114)
            Inventories                                           (409,456)    (2,490,174)
            Other current assets                                   (24,496)        90,087
            Notes receivable                                       184,577       (237,506)
            Other assets                                            30,650        (12,750)
            Floorplan payable                                       76,114      2,633,821
            Accounts payable                                      (126,590)       180,946
            Accrued expenses                                       (60,299)      (389,429)
            Customer deposits                                      (68,680)       (22,287)
            Other liabilities                                      (18,826)       (61,156)
                                                               -----------    -----------

                   Net cash provided by operating activities       425,785        (68,372)
                                                               -----------    -----------

Cash flows from investing activities:
      Additions to property and equipment                          (39,374)          --
      Proceeds from sale of fixed assets                             7,750           --
      Purchase minority ownership from shareholder                 (38,646)          --
                                                               -----------    -----------

                   Net cash (used in) investing activities         (70,270)          --
                                                               -----------    -----------




-------------------------------------------------------------------------------------------------

APPLE HOMES CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows (con't.)
                (Unaudited)



------------------------------------------------------------------------------------------------

                                                          For the Nine Months Ended December 31,
                                                          --------------------------------------
                                                                     1999         1998
------------------------------------------------------------------------------------------------

Cash flows from financing activities:
      Principal payments on notes payable                         $(207,679)   $(216,712)
      Addition of notes payable                                      33,060         --
      Repurchase of 172 shares common stock                            (860)        --
      Proceeds from issuance of warrants and stock                     --         99,500
      Due to/from minority stockholders, net                        (11,036)     (74,158)
                                                                  ---------    ---------

                  Net cash (used) by financing activities          (186,515)    (191,370)
                                                                  ---------    ---------

                  Net increase (decrease) in cash                   169,000     (259,742)

Cash, beginning of year                                             683,452      922,176
                                                                  ---------    ---------

Cash, end of nine months                                          $ 852,452    $ 662,434
                                                                  =========    =========


Supplemental disclosure of cash flow information:

      Cash paid during the nine months for interest               $ 481,637    $ 333,976
                                                                  =========    =========

      Cash paid during the nine months for income taxes           $  23,779    $   8,770
                                                                  =========    =========

      Non cash investing and financing activities:
            Financed property and equipment purchases             $ 121,180    $ 234,369
            Repossessed mobile home units
              converted to inventory                                106,693      210,000
            Land reclassed from inventory to fixed assets            70,000         --
            Rental units reclassed to inventory                      37,118         --
            Financed inventory                                       18,142         --
            Note payable and interest converted to common stock        --         83,850
            Issuance of stock for professional services                --         74,000
            Debentures converted to stock                              --         75,000


------------------------------------------------------------------------------------------------

                                 See accompanying notes.

                    APPLE HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE A - BASIS OF PRESENTATION

The unaudited financial information included in this report includes all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. The operations for the interim periods shown herein are not necessarily indicative of the results of the full fiscal year. While certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations governing Form 10-Q, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The condensed financial statements included in this report should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's March 31, 1999 year end report and the unaudited June 30, 1999 quarterly report included in the Form 10, Amendment 4 filed with the SEC on January 11, 2000. The report should also be read in conjunction with the unaudited September 30, 1999 10-Q/A report filed with the SEC on December 27, 1999.


NOTE B - INCREASE IN FLOORPLAN LINE OF CREDIT

The Company has completed a new floor plan lending contract with John Deere Credit Company, for $2 million dollars. The contract that the Company held with Transamerica Distribution Finance for $1.2 million was terminated on November 22, 1999. The line of credit contracts held with local banks have increased, from $275,000 to $300,000, effective January 21, 2000. The total floor plan line of credit available to the Company after all of these changes is $11.3 million. It should be noted that all major floor plan contracts are subject to minor increases and decreases depending on the needs of the Company.

                    APPLE HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE C - SELECTED QUARTERLY FINANCIAL DATA
         (in thousands except per share data and operating data)

                                                       1999
                                                       ----
                                      June 30      September 30     December 31
                                    -------------------------------------------
Net sales                           $     9,141     $     7,803     $     8,610
Gross Profit                              1,601           1,452           7,084
Net income (loss)                            (8)            (66)            (52)
Earnings per share                        (.004)          (.032)          (.025)

Weighted average
   shares outstanding                 2,091,539       2,091,538       2,091,367

Operating Data:
Homes Sold                                  194             182             182
Number of Retail Centers                     12              12              12
Weighted Avg Units sold/ctr                  16              15              15


                                                         1998
                                                         ----
                                        June 30     September 30    December 31
                                      -----------------------------------------
Net sales                             $     8,143    $    10,490    $     7,307
Gross Profit                                1,745          1,677          6,198
Net income (loss)                             149             20            (81)
Earnings per share                           .007           .011          (.043)

Weighted average
   shares outstanding                   1,811,942      2,091,538      1,874,632

Operating Data:
Homes Sold                                    198            249            170
Number of Retail Centers                       12             12             12
Weighted Avg Units sold/ctr                    16             21             14

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

Results of Operations - Quarters ended December 31, 1999 and 1998

The following table shows the components of the results of operations for fiscal quarters ended December 31, 1999 and 1998 in amounts and percentages of revenues (000 omitted)

                                       QUARTER ENDED DECEMBER 31
DESCRIPTION                             1999                  1998
-------------------------------------------------------------------------------

Net Sales                              $ 8,610      100.0%   $ 7,307      100.0%
Cost of Sales                            7,084       82.3%     6,198       84.8%
                                       ----------------------------------------
Gross Profit                             1,526       17.7%     1,109       15.2%

Operating Expenses:
Compensation                               868       10.1%       807       11.0%
Occupancy and vehicle                       54        0.6%        51        0.7%
Advertising                                 92        1.1%       178        2.4%
Insurance                                   54        0.6%         6        0.1%
Taxes and licenses                          89        1.0%        72        1.0%
Professional fees                           44        0.5%        22        0.3%
Guarantee fees                              42        0.5%        36        0.5%
Depreciation and amortization               41        0.5%        38        0.5%
Utilities                                   71        0.8%        62        0.8%
Office and lot                             250        2.9%       102        1.4%
Travel,training and entertainment            6        0.1%        26        0.4%
Rent and maintenance                        96        1.1%        85        1.2%
                                       ----------------------------------------
Total Operating Expenses                 1,707       19.8%     1,485       20.3%

Other Income (Expense):
Finance participation                      133        1.5%        80        1.1%
Rental income                               21        0.2%        20        0.3%
Interest income                             13        0.2%        21        0.3%
Commissions                                 98        1.1%       100        1.4%
Gain (loss) on sale of assets             --          0.0%      --          0.0%
Other income (expense)                     (10)      -0.1%        (3)       0.0%
Interest expense                          (156)      -1.8%      (111)      -1.5%
                                       ----------------------------------------
Total Other Income (Expense)                99        1.1%       107        1.5%

Income(Loss) before Income Tax
Provision and Minority Interest            (82)      -1.0%      (269)      -3.7%

Miniority interest in net income            (1)       0.0%        26        0.4%
Income tax  provision                       31        0.4%       162        2.2%
                                       ----------------------------------------

Net Income                             $   (52)      -0.6%   $   (81)      -1.1%
                                       ========================================

Results of Operations - Nine Months ended December 31, 1999 and 1998

The following table shows the components of the results of operations for the fiscal nine months ended December 31, 1999 and 1998 in amounts and percentages of revenues (000 omitted)

                                    NINE MONTHS ENDED DECEMBER 30
DESCRIPTION                            1999                   1998
--------------------------------------------------------------------------------

Net Sales                            $ 25,554      100.0%   $ 25,940      100.0%
Cost of Sales                          20,975       82.1%     21,409       82.5%
                                     ------------------------------------------
Gross Profit                            4,579       17.9%      4,531       17.5%

Operating Expenses:
Compensation                            2,457        9.6%      2,263        8.7%
Occupancy and vehicle                     155        0.6%        216        0.8%
Advertising                               469        1.8%        480        1.9%
Insurance                                 195        0.8%        130        0.5%
Taxes and licenses                        274        1.1%        205        0.8%
Professional fees                         183        0.7%         89        0.3%
Guarantee fees                            128        0.5%        110        0.4%
Depreciation and amortization             111        0.4%         73        0.3%
Utilities                                 236        0.9%        210        0.8%
Office and lot                            620        2.4%        449        1.7%
Travel,training and entertainment          49        0.2%        109        0.4%
Rent and maintenance                      307        1.2%        299        1.2%
                                     ------------------------------------------
Total Operating Expenses                5,184       20.3%      4,633       17.9%

Other Income (Expense):
Finance participation                     540        2.1%        253        1.0%
Rental income                              58        0.2%         55        0.2%
Interest income                            40        0.2%         55        0.2%
Commissions                               270        1.1%        154        0.6%
Gain (loss) on sale of assets             (12)       0.0%         31        0.1%
Other income (expense)                      2        0.0%         (8)       0.0%
Interest expense                         (502)      -2.0%       (269)      -1.0%
                                     ------------------------------------------
Total Other Income (Expense)              396        1.5%        271        1.0%

Income(Loss) before Income Tax
Provision and Minority Interest          (209)      -0.8%        169        0.7%

Miniority interest in net income           (2)       0.0%         (4)       0.0%
Income tax  provision                      82        0.3%        (77)      -0.3%
                                     ------------------------------------------

Net Income                           $   (127)      -0.5%   $     88        0.3%
                                     ==========================================

Comparison of Fiscal Quarters ended December 31, 1999 and 1998

As was discussed in our September 30, 1999 10-Q Report, the manufactured housing industry is experiencing a market softening and a slowdown in sales in the geographic areas where our sales centers are located. More discussion about this is included in the "Outlook" section of this report. This sales slowdown is still having an effect on the results of the Company's operations, as evidenced in our financial statements. The December 31, 1999 quarter showed a loss of $52,280 as compared with a loss of $81,413 for the same time period of 1998. Below is discussion about these results.

Net sales for the quarter ended December 31, 1999, $8,610,355, were better than the same quarter of the previous year of $7,306,795 and gross profits increased from 15.2% in the 1998 quarter to 17.7% in the 1999 quarter. The increase in gross profit percentages is one of management's priorities. We are constantly striving to educate our sales force on how to achieve more income from each sale that is made. The net sales increase from a year ago is encouraging, since the market softening has been effecting our industry for almost a full year at this point.

The total operating expenses, as a percentage of sales, have decreased in comparison to the prior year. The quarter ended December 31, 1999 shows total operating expenses as 19.8% of sales, and the quarter ended December 31, 1998 had operating expenses of 20.3% of sales. Management is excited about this improvement and will continue to be working on cutting costs in this area.

Other income decreased slightly in the December 31, 1999 quarter, as compared to the December 31, 1998 quarter. Although finance participation, the income that we receive from retail lenders in return for sending our customers to them, increased from $80,473 in 1998 to $133,181 in 1999, the interest expense that the Company had to pay increased from $111,268 in 1998 to $156,242 in 1999. This offset any income gains that we had made. Management is currently negotiating with our manufacturers to reduce our interest expenses, and we expect to see improvement in this area in the next few quarters.

Comparison of Nine Months Ended December 31, 1999 and 1998

The net loss for the nine months ended December 31, 1999 of $127,168, indicates that the Company is still being affected by the market downturn and increased competition that has been discussed in previous reports and is also discussed below in "Outlook." The nine months ended December 31, 1998 showed net income of $88,100.

The net sales for the nine months ended December 31, 1999 were $25,554,467, as compared with $25,939,793 for the same period of 1998. Gross profit on sales increased for the 1999 period to 17.9% over 17.5% for the 1998 period. This continuing improvement in gross profits, as the Company has been showing for the last two quarters, confirms management's strong emphasis on improving the amount of profit made on each sale.

The operating expenses for the nine months ended December 31, 1999 and 1998 were $5,183,572 and $4,633,252, respectively. This increase is the cause of our continued lack of profits. Professional fees have increased more than $94,000 in the first nine months of our fiscal year; these costs are directly related to the increased costs of being a public, reporting company. Office and lot expenses have increased more that $170,000 during the first nine months, due mostly to improvements made to the appearance of our sales locations in efforts to continue to attract customers. Compensation costs have increased over $193,000; these costs relate to the increased corporate staff required to maintain the records required for public filings and increased needs at the sales locations. Other costs that have increased include Insurance and Taxes and Licenses. Both of these increases are within expected ranges, and are for costs that will continue. On the positive side, Occupancy and vehicle costs have decreased more than $61,000 in the first nine months of 1999 as compared to 1998. Travel, training and entertainment has also decreased over $59,000.

Other income (expense) for the nine months ended December 31, 1999 is showing an overall increase of $124,979 over the 1998 results. This improvement is due to increased finance participation income and increased commissions being earned on items such as sales tax commissions, insurance commissions and sales of repossessed homes belonging to other entities where we act as a sales agent. Our interest expense has also increased dramatically, from $268,764 for the nine months ended December 1998 to $501,400 for the current period. Management is currently working on programs with our manufacturers that should reduce these costs in the next few quarters. By March 1, 2000, the Company will have exclusive arrangements with manufacturers on all of our sales locations. An exclusive arrangement means that we will carry a specific amount of one manufacturer's inventory on each lot, usually 75%, and that manufacturer will then pay the floor plan interest incurred on that location for their units. Exclusive arrangements also depend on the Company meeting a specified minimum volume of sales for that manufacturer. The market slowdown has caused the company to not meet this minimum in the past three quarters. This has substantially increased our interest expense. Management believes that we should be in a better position to meet these minimum requirements through controlled inventory management, which allows us to maximize our volume each quarter. We are also actively liquidating older inventory that may cause increased interest expense, since the manufacturers do not always reimburse us for these costs.

The nine months ended December 31, 1999 include a tax benefit of $82,454 in the net income amount. This benefit is reflected on the balance sheet as a deferred tax asset. Management continues to believe that this asset is accurate, and with the start of a recovery occurring in the market, is confident in the Company's ability to use the asset before its expiration date with the IRS.

OUTLOOK

Most industry veterans believe this present market slowdown will continue through December 2000. The Manufactured Housing Institute, quoted from the January 2000 issue of "Manufactured Home Merchandiser," states that the "effect this oversupply situation will have on 2000 production and shipment figures will depend on how long it takes for the housing market to absorb the existing inventory of homes." Our sales results relate directly to the manufacturer's production and shipping. We agree that the slowdown in sales will continue at least through our fourth fiscal quarter ending March 2000. Whether it continues beyond that will probably be determined to a large degree by how many sales centers go out of business between now and the end of the first calendar quarter of the year 2000. Every time a sales center goes out of business, that area is overloaded with distressed inventory. The ability of the market to absorb that inventory is a major factor in coming out of this slowdown. The fact that Apple Homes had sales for the December 1999 quarter exceeding those of the December 1998 quarter is a very positive sign; however, management does not think this market has corrected yet, or that the end of the slowdown is here. Management is confident in our ability to ride out the situation, and we believe that the cost savings programs that we have instituted will allow us to show profits in the future.

One very positive area is that the ability to obtain retail financing for our customers continues to be relatively easy. There are many more strong financial institutions committed to the manufactured housing industry now than there were in previous slowdowns. We don't foresee any problems relating to this vital area of retail financing.

The Company has noted that interest rates are increasing and are predicted to continue to do so; however, our industry is not usually as interest rate sensitive as the stick built housing industry. Management does not anticipate any further slowdown in sales related to interest rates.

YEAR 2000 COMPLIANCE

The Company experienced no Year 2000 problems as the calendar rolled forward into January 2000. Management had previously identified three areas of concern related to Y2K compliance, these were: (1) commercial software (including accounting and financial systems) used in the corporate and sales offices, (2) computer hardware with the Company, and (3) facilities-related applications and processes, such as telecommunications and equipment with embedded chips. Each of these areas is discussed below.

The commercial software that is used by the Company, both at the corporate offices and at the sales locations, was all reported to be Y2K compliant by the manufacturers of the software. The Company made sure that any available updates that existed were installed, and thus experienced no problems related to Y2K issues. After operating for more than a month in the new year, we are confident that no problems are going to occur.

The computer hardware owned by the Company is all relatively new, due to our expansion in the last two years. We did not anticipate any problems with the Y2K issues, and we did not have any. We have been assured by our outside computer consultants that the hardware that we presently own will continue to function as it is designed, and no problems are anticipated.

The recent expansion also provided us with new (or near new) telecommunication and equipment relying on embedded chips. None of these systems or equipment malfunctioned in any way as the calendar changed to January 2000.

Another Y2K concern related to the ability of our vendors and suppliers to address Year 2000 compliance issues that could affect their interactions with our company. We have spoken with all of the major suppliers and vendors of the company, and have been told that there were no problems noted. We have not seen any indication that we should continue to have concerns regarding our vendors or suppliers readiness, nor have we experienced any ill effects related to Y2K issues in this regard.

Management believes that there is no longer any reason to be concerned about Year 2000 issues and their effect on the continuing operations of the Company. We will, of course, continue to watch our equipment and computer systems, and will respond appropriately if any unanticipated events do occur.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow increased by $169,000 for the nine months ended December 31, 1999. This increase in cash flow occurred mostly in the latest quarter. This compares favorably with the cash flow decrease of $259,742 as of December 31, 1998. This positive cash flow is being sustained by operating activities, and management is encouraged by these results. We are confident that this, coupled with the fact that sales are now beginning to pick up, indicates that the present market slowdown is beginning to show signs of recovery. As we enter our traditionally strongest sales season, we are in the position to begin to show profits and demonstrate the results of all of the hard work that management has done to streamline the Company's operations.

Expenditures for capital resources are continuing to be reduced while the Company goes through the slowdown in sales in our market area. While management realizes that limiting growth and expansion will limit our ability to grow sales as we have done in the past three years, current conditions in the industry warrant this slowdown. The Company has made the decision to open a new sales location in Milledgeville, Georgia, with the anticipated opening date being March 2000. The opening of this new location is being opened with the support and financial assistance of one of our manufacturers, in an effort to further build our relationship with them. Management has not changed from its commitment to grow slowly until sales pick back up in our area. The possibility of opening another sales location in addition to the one mentioned above has been discussed; however, no decisions have been made.

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

Additional information concerning these and other factors is contained in the Company's Form 10 filing with the Securities and Exchange Commission dated July 16, 1999 and amended on September 10, 1999, October 20, 1999, December 27, 1999 and January 11, 2000.

                           PART II - OTHER INFORMATION


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


                                              APPLE HOMES CORPORATION

February 14, 2000                             /s/ Laura H. Rollins
-----------------                             --------------------
     (Date)                                   Laura H. Rollins
                                              Chief Financial Officer
                                              Apple Homes Corporation