Form 10-K
period 2000-03-31
APPLE HOMES CORP INC
filed 2000-06-29
CIK 934330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19434
For the transition period from ____________ to _________________
         Commission file number ______________________


                             APPLE HOMES CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        13-3525328
         --------                                        ----------
(State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                     Identification No.)

         124 North Belair Road
         Evans, Georgia                                    30809
         --------------                                    -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    706-650-2015

Securities registered pursuant to Section 12(b) of the Act:

                           None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.002 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec 220.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of June 12, 2000, based on the last sale price of $3.031 per share for the Common Stock on the Over The Counter Bulletin Board on such date, was approximately $6,369,243. As of June 12, 2000, the Registrant had 2,101,367 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                 Part of Form 10-K Report
Document                                         into which it is incorporated

Preliminary Proxy Statement filed                           I & IV
   June 29, 2000 for the Special Meeting
   of Shareholders

                                     PART I

Item 1. Business

Merger Agreement

Apple Homes Corporation has agreed to merge with Bravo.com Acquisition Corporation and PlayRadio.net Acquisition Corporation, subject to shareholder approval. A description of this transaction and related transactions is contained in the Registrant's Preliminary Proxy Statement filed with the Securities and Exchange Commission on June 29, 2000, which is hereby incorporated by reference.

General Information

     Apple Homes Corporation (the Company) is a retailer of factory built manufactured homes. It presently operates 13 retail sales locations - four in Augusta, Georgia, two in Thomson, Georgia and one each in Wrens, Washington, Statesboro, Waynesboro and Milledgeville, Georgia, and Aiken and Anderson, South Carolina. It also operates a reconditioning and service location in Augusta, Georgia. In addition, this location houses its Mobile Air Systems subsidiary, offering air conditioning sales and service to manufactured home owners. All of the Company's retail sales locations and other manufactured home operations use the trade name "Apple Homes".

     The Company was organized as a Delaware corporation on April 17, 1989 under the name PLAM Properties, Inc. It changed its name to Mayfair Homes Corporation in 1993 to reflect the name of its principal residential development and again to Apple Homes Corporation in 1997 to reflect the trade name under which it operates its manufactured home sales centers. It presently operates four of its retail sales centers and its service center under its own name and the remaining nine retail sales centers through six wholly owned or partially owned subsidiaries: Augusta Housing Center, Inc., which is 100% owned and operates one sales center; Big Daddy's Mobile Homes, Inc., which is 100% owned and operates two sales centers; Evans-Lanier, Inc., which is 80% owned and operates two sales centers; Tim Phillips Homes, Inc., which is 100% owned and operates two sales centers; Apple Homes, Inc., which is 100% owned and operates one sales center; and J. C. Homes, Inc., which is 80% owned and operates one sales center.

     The Company presently purchases the majority of its homes for resale from four manufacturers located in the Southeastern United States. Purchases are financed through wholesale floor plan financing lines totaling $9,800,000, provided by two major financial institutions and three local banks. To promote retail sales and generate additional fee income, the Company assists its customers in finding mortgage financing for the purchase of homes and also places homeowners insurance for home buyers.

     The Company is also involved in development and sale of two adjoining real estate subdivisions in Richmond County, Georgia. The sites, known as Mayfair Acres and The Timbers, originally consisted of 47 developed lots, of which the

Company still owns 7 lots, 2 lots with homes on them and 6 rental homes. The Company also owns 6.3 acres of undeveloped land in the area that is available to develop, should the Company decide to do so, or to sell to another developer.

Industry Overview

Manufactured homes are complete single family residences built in a factory and transported to the site on which they are to be located. They are built on a chassis and may be transported by tow trucks to their designation. Once setup, a manufactured home may or may not have a permanent foundation added, is connected to the required utilities and meets the certification standards required by the Secretary of HUD. Substantially all of the Company's sales are of manufactured homes. Manufactured homes offer most of the amenities of and are generally built with the same materials as site-built homes. They are produced in sections, also referred to as "floors"; finished homes may consist of one or more sections.

Because of their lower costs of construction when compared to costs of site-built homes, manufactured homes have historically served as one of the most affordable alternatives for the home buyer. According to statistics complied by the Georgia Manufactured Housing Institute for 1998, the average cost per square foot of a single-section manufactured home in the state of Georgia (where 74% of the Company's sales originated in fiscal 2000) averaged $23 for a manufactured home, compared to an average cost of $55 per square foot for a site-built home (in each case excluding land costs).

Since they are relatively less expensive than traditional housing, manufactured homes have been an attractive means for home buyers to overcome the obstacle of large down payments and high monthly mortgage payments. According to the Manufactured Housing Institute, industry wide domestic shipments accounted for 29.6% of the overall new housing market in the United States during 1998. The use of manufactured housing in the southeastern United States, in which the Company's primary market is located, is even greater than for the nation as a whole. The Georgia Manufactured Housing Association has reported that the State of Georgia alone has more than 30 plants manufacturing housing and over 1,000 manufactured home retail sales locations. The National Conference of States on Building Codes and Standards reports that for the 12 months ended February 2000, 29% of all home shipments in the United States were in the South Atlantic region, which includes both Georgia and South Carolina.

The manufactured housing industry is cyclical and is affected by many of the same factors that influence the housing industry generally, including inflation, interest rates, availability of financing, regional economic and demographic conditions and consumer confidence levels, as well as the affordability and availability of alternative housing such as apartments, condominiums and conventional site-built homes. While the Company had been able to expand its revenues and operations in recent years, the industry is presently suffering from difficult market conditions, including the lessened demand for its products and strong price competition. The revenues reflected in the Company's most recent year reflect these conditions. Based on the February statistics from the National Conference of States on Building Codes and Standards, shipments from manufacturers to Georgia are down 21.4% for the 12 months ended in February 2000, and down 29.6% for the same period to South Carolina. It is reasonable to assume that retail sales numbers are similar to shipment numbers. While the Company's total units sold are down from 792 in fiscal 1999 to 751 in fiscal 2000 (a decrease of only 6%), we are still being affected by this market slowdown. Therefore, there can be no assurance that the Company will continue to have further expansion of revenues or that continued profitability is sustainable.

The Company's Retail Operations

Commencing in 1992 with the acquisition of its first two retail sales centers, the Company's sales operations have expanded substantially over the past five years. Sales during this period, which are not necessarily indicative of future performance by the Company, have been as follows:

                                            Year ended March 31,
                                  2000     1999     1998     1997     1996
                                  ----     ----     ----     ----     ----
Home Units Sold (1)               751      792      639      399      278
Retail Sales
  Centers Owned (2)               12.5     12       9        6        3
Weighted Average
  Unit Sales per Center           60       66       71       67       93

(1) Sales are divided between single section and multi section homes, with single section homes accounting for 28% and multi section homes accounting for 72% of sales in fiscal 2000. The range of new home sale prices during fiscal 2000 was $15,500 for the least expensive single section unit to $105,900 for the most expensive multi section home, exclusive of land costs.

     A single section home is a home transported in one section, which cannot exceed 16 feet in width and 80 feet in length, and which is built on a permanent chassis and designed to be used as a single family dwelling when connected to the required utilities. It also includes the plumbing, heating and electrical systems contained in it.

     A multi section home is a home transported in multiple sections, of which each section cannot exceed 16 feet in width and 80 feet in length, and which is built on a permanent chassis and designed to be inter-connected to form a single family dwelling when connected to the required utilities. It also includes the plumbing, heating and electrical systems contained in it.

(2) Based on number of centers open at least three months during the period. During the year ended March 31, 2000, one sales center closed after 3 months and one sales center was opened for 3 months. The total six months of open sales centers is counted as 1/2 location.

The Company believes that these statistics are typical for retail sales dealerships in its primary market area. In addition to sales of new manufactured homes, the Company also deals in used homes acquired in trade-ins, which account for approximately 2.5% of sales for the fiscal year ended March 31, 2000.

Sales are conducted through commissioned retail sales representatives located at each sales center. Each sales center typically has onsite at any given time from 15 to 20 manufactured home units in a variety of models and price ranges, although some sales centers carry a smaller inventory. All units are equipped with basic appliances and some are furnished, and every unit is ready to move onto the customer's site on purchase.

To enhance sales, the Company provides assistance to its customers in locating purchase money financing. The Company has agreements with several large retail finance companies including GreenPoint, Bergen, Bombardier, Deutsche Bank and Dynex, under which it introduces its customers who require purchase money financing. The Company receives fees from lenders for these services. Revenues from this source were $715,073 for fiscal 2000 and $430,000 for fiscal 1999.

As part of its placement of retail financing for its customers, applications and supporting documentation required by the lenders are submitted by the Company. In certain cases, if a lender discovers a loan has been made on the basis of an erroneous application, it will look to the Company for recourse. This practice, which is common in the industry, has resulted in contingent recourse liability to the Company that, at March 31, 2000 amounted to approximately $445,000. Company performance indicates that the expected loss from this liability expected if the Company has to repossess a home. The Company does not believe that this contingent liability is significant to its operations or financial condition, however, as it is in a position to relieve itself of this liability in any given case by repossessing and reselling the home in question.

The Company also receives significant revenues from various commissions and rebates. The sources of these revenues include the placement of homeowner's insurance for American Modern Insurance Company, rebates on freight contracts for the delivery of its inventory, the sales of repossessed homes for lending institutions, furniture sales, discounts for prompt payment of sales taxes and small rebates earned in connection with purchase of furniture and appliances in bulk quantities. Total commission and rebate income was $428,370 for fiscal 2000 and $231,183 for fiscal 1999.

The Company's retail sales centers each consist of a tract of land ranging from one to six acres on which 15 to 20 manufactured home units are displayed, and a sales office. The land on which all centers are located is leased by the Company with the exception of one lot in Thomson, Georgia which it purchased in March 1999. The location was purchased for $275,000 paid by a purchase money mortgage. The Company also owns a lot in Pelzer, South Carolina, purchased for $50,000, that was the site of a sales center, and is presently rented for $2,500 per month. The sales offices on the lots are manufactured homes used for that purpose. The Company owns or has financed 6 offices, rents 2 offices from unrelated parties, rents two offices from individuals who are minority shareholders in subsidiaries of the Company, and rents 3 offices from the

Company President. The Company also owns three tow trucks and tow escort vehicles to transport units sold to customer sites, as well as other necessary equipment.

Each sales center has personnel available to transport each purchased home to the customer's site and to install and make it fully operational at the site. Some of these personnel are Company employees, while others are independent contractors who supply their own transportation equipment. The equipment and personnel used for these activities typically service more than one location, thus reducing overall costs of installation and transportation. The Company believes that by expanding its retail sales network to new locations, it will be able to enhance its profitability per inventory unit by emphasizing integration of these activities among these new and existing sales centers.

In addition to its retail sales activities, the Company went into the air conditioning sales and service business in January 1999 with the purchase of Mobile Air Systems, Inc. The subsidiary was purchased from Robert Steed for a price of $257,500, of which $10,000 was paid in cash, $20,000 was a short term note and the balance was paid by issuing the owner 130,000 shares of Company Common Stock at its then market price of $1.75 per share.

Real Estate Development Activities

The Company's original business, commenced in 1989, involved a real estate subdivision and development in the Augusta, Georgia area known as Mayfair Acres. The first phase of this development, which consists of 11 acres, contains 29 developed lots; the remaining 6.3 acres are not yet developed. The developed lots were acquired by the Company in 1989 for $30,000 and were developed at a cost of $160,000. The Company is presently marketing the remaining one lot, which has a manufactured home installed on it. The Company also continues to own six rental properties in this subdivision.

In addition to its Mayfair Acres subdivision, the Company purchased 18 homes in the Timbers, a subdivision located near Mayfair Acres. The Company presently owns 8 lots in the subdivision, one with a home on it, that are all available for sale.

Suppliers

The Company currently purchases manufactured homes from four main manufacturers, all located in the Southeastern United States. Each of the Company's sales locations is now designated as an "exclusive" location for one manufacturer. An exclusive location is where at least 75% of the inventory on that location is purchased from one manufacturer, and the manufacturer, in turn, provides certain incentives (such as payment of a percentage of the floor plan interest) to the Company for the use of this arrangement. As of March 31, 2000, the Company had one exclusive sales center with Bellcrest Homes of Millen, Georgia, seven exclusive sales centers with General Housing of Waycross, Georgia and five exclusive sales centers with Pioneer Housing of Fitzgerald, Georgia. The Company purchases inventory on a deal by deal basis and has one year contracts with all of its suppliers, the terms of which are reviewed annually. While the Company does not anticipate any problems in continued supply of product from these suppliers and believes that it can replace any of them by substituting the products of other manufacturers located in the Southeastern United States, the loss of any of its major suppliers may have a material adverse effect on the Company's operations. Each supplier offers incentive payments to the Company based upon its volume of purchases. During fiscal 2000 these incentives amounted to an average of $2,292 per unit.

Dealer Financing

The Company finances the purchases of manufactured homes through "floor plan" financing. Under these financing arrangements, the Company borrows the purchase price for each manufactured home it acquires from a bank or other lending institution pursuant to a master contract, each loan being secured by the unit purchased with its proceeds. When the unit is sold to a retail customer, the Company must pay off the loan and obtain a release of the lender's security interest, in order to give the buyer free and clear title to the property.

The Company presently has floor plan financing contracts with five lenders, two of whom, Bombardier Capital and Deutsche Financial Services, are major financial institutions and three, Regions Financial Corp. of Thomson, Georgia, First National Bank & Trust of Louisville, Georgia and First Bank of Thomson, Georgia, are local financial institutions. During the fiscal year, the Company also had floor plan lines of credit with two other major financial institutions. John Deere Finance extended the Company a $2 million line of credit before making a company wide decision to remove itself from this business. John Deere allowed the Company to use the line until March 31, 2000, and will allow the floor plan to decrease as the units sell. At March 31, 2000, $1,154,440 of the floor plan line remained in effect with John Deere. The Company has also had a floor plan line of credit with Transamerica Finance for several years, until they requested the Company terminate the usage of the line in November, 1999. The line of credit has been allowed to decrease as the units sell. At March 31, 2000, $317,383 of the floor plan line remained in effect with Transamerica. The Company's floor plan financing lines now total $9.8 million, plus the amount remaining on the lines with Transamerica and John Deere. The applicable interest rates for these lines of credit run from 1% to 2% over prime. Each line is reviewed and extended on an annual basis. E. Samuel Evans, the Company's president, has personally guaranteed all of this financing for which he receives an annual fee from the Company.

The Company believes that its lines of credit are sufficient to finance purchases of inventory in its existing locations for the foreseeable future. However, if its retail operations continue to increase, it may have to increase them, as each retail sales center typically requires up to $500,000 to finance inventory units on hand. The Company believes that new floor plan financing will be available as needed to cover the requirements for its proposed new sales centers, but there can be no assurance that this availability will continue to exist or that the present interest rates and other credit terms it now enjoys (which are subject to changes in lending practices of its present lenders and other general economic conditions) will continue to be available. The Company has no present commitments for any expanded dealer financing.

Competition

The retail manufactured home sales business is highly competitive, as capital requirements for entry are relatively small. Competition is based primarily on price, reputation for service and quality, depth of field inventory, sales promotion and merchandising and terms and availability of retail customer financing. In its existing sales areas (the 150 mile radius around Augusta, Georgia) there are many manufactured home retail sales centers with which the Company competes. The Company generally expects that any areas in which it opens new retail sales centers will have similar numbers of competitors in the market place. While the Company is larger than most of the over 30 competitors in the Augusta, Georgia area, one company, South Atlantic Homes, is substantially larger than Apple Homes. In addition, many national and regional manufactured home producers operate their own retail sales locations throughout the country. At least two of these producers, Oakwood Homes and Fleetwood Homes, are currently operating in the Company's primary marketing areas and other companies (which because of their size and integrated operations may offer better pricing and terms of financing than the Company has available) may become competitors in the future.

Government Regulation

There are a number of federal, state and local laws and regulations affecting the manufacture, sale and financing of manufactured homes. Manufacturers are governed by federal laws including the Department of Housing and Urban Development's comprehensive national construction standards, affecting such items as structural integrity, fire, safety, thermal protection and ventilation. State and local building and zoning codes may also affect the quality, type and number of manufactured homes the Company is permitted to sell within any given geographic area. The Company believes that the homes it is currently selling meet all of these federal, state and local laws and regulations.

The sale and financing of manufactured homes are also the subject of extensive federal and local regulation. These include Federal Trade Commission rules involving unfair credit and collection practices, Federal Reserve rules requiring written disclosure of financing terms and information used as a basis for denial of credit, and laws prohibiting discrimination in sales and lending practices. In addition, the Company's activities as a mortgage broker and insurance agent require licenses from state agencies which also govern allowable charges and sales practices. The Company believes that it is currently in compliance with all such governmental regulations.

Federal, state and local legislation and regulations are proposed from time to time that, if enacted, could significantly affect the regulatory climate for sales and financing of manufactured homes. It is not possible at this time to predict what, if any, changes such legislation and regulations may have upon the Company's business in the future.

Employees

At March 31, 2000, the Company had 94 full time employees, including 23 in sales, 20 in transportation, installation and repair, and 51 in general or administrative positions, as well as approximately 110 independent contractors who are used for site preparation and installation of homes. The Company has no collective bargaining agreement with its employees and has not experienced any work stoppage as a result of labor disputes. It considers that its relations with its employees are good. All employees with the exception of sales personnel are salaried; sales employees are paid by commission based upon their production.

Item 2. Properties

The Company's principal offices are located in a building at 124 North Belair Road, Evans, Georgia which it acquired in January 1999 for a price of $285,000. The property has 3,340 square feet of modern office space and is adequate for the Company's requirements for the foreseeable future. It was financed by a $230,000 mortgage loan from Suntrust Bank personally guaranteed by E. Samuel Evans, the Company's President. The mortgage is due in monthly installments of $2,115, including interest at 7.25% per annum, with the balance of the principal due on December 5, 2001.

The Company holds a continuing interest in the Mayfair Acres and Timbers properties consisting of 9 lots for sale (2 with mobile homes installed on them), 6 rental units and 6.3 acres of undeveloped land.

Twelve of the Company's retail mobile homes sales lots, consisting of two to five acres each, are leased for a total rental of $290,593 per year. One lot at Thomson, Georgia, consisting of 1.5 acres, was purchased by the Company in March 1999 for a price of $275,000, payable in monthly installments of $2,663 each, or the same amount the Company was formally paying as rent for the property to its owner. The remaining note on this property was $244,061 at March 31, 2000. The Company also owns a lot in Pelzer, South Carolina formally used as a sales center. The property was acquired in 1998 for a price of $50,000, and is currently rented for three years at $2,500 per month, increasing to $3,500 per month in September 2001.

The sales offices on the lots are manufactured homes used for that purpose. Three of these offices are leased from E. Samuel Evans, the Company's president, and two are leased from minority shareholders. The Company owns 6 of its offices, and rents two others from individuals unrelated to the Company. The Company owns three tow trucks and two escort vehicles to transport units sold to customer sites, as well as five service trucks and other necessary sales and office equipment. Total book value of these vehicles and equipment was $200,503 at March 31, 2000 against outstanding financing owed by the Company of $71,966.

Item 3. Legal Proceedings

The Company is currently a defendant in several lawsuits, none of which is material to its operations or would, in the event of an adverse decision, be materially adverse to its business.

Item 4. Submission of Matters to a Vote of Security Holders

There were no votes submitted to the shareholders during the quarter ended March 31, 2000.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder's Matters

The Company's common stock and warrants have traded on the OTC Bulletin Board since May 11, 1998, except for the short time period when they were moved to the pink sheets during the filing of the Company's Form 10. The following table sets forth the high and low bid and asked prices for the common stock.

Quarter Ended                     Bid                 Asked
-------------                     ---                 -----

June 30, 1998                     3.00 - 9.12         4.00 - 9.62
September 30, 1998                3.50 - 5.62         3.62 - 6.00
December 31, 1998                 0.94 - 3.68         1.75 - 4.50
March 31, 1999                    1.75 - 3.25         1.75 - 4.00
June 30, 1999                     1.62 - 2.37         1.87 - 3.00
September 30, 1999                1.25 - 2.12         1.25 - 2.37
December 31, 1999                 Not available - traded on pink sheets
March 31, 2000                    0.62 - 7.12         1.50 - 7.87
April 1, 2000 -
     May 31, 2000                 3.50 - 7.12         3.87 - 7.25

On May 31, 2000 the Common Stock closed at $3.50. There were 2,101,367 shares of common stock issued and outstanding on that date.

During the fiscal year ended March 31, 2000, the Company's warrants have traded in the range from 0.185 to 1.4375.

Item 6. Selected Financial Data

Summary Financial and Operating Data

Summary operating and financial data for the Company's five fiscal years ended March 31, 1996 through March 31, 2000 are as follows:


                                                              YEAR ENDED MARCH 31,
                                        1996           1997           1998           1999           2000
                                      ---------------------------------------------------------------------
SMT OF OPERATIONS
-----------------
NET SALES (REVENUSE)                  8,442,228     15,549,376     25,615,535     33,776,250     32,802,779
INCOME (LOSS) FROM OPERATIONS           179,296        116,538         34,962       (247,196)      (733,478)
OTHER INCOME (LOSS)                    (274,399)      (518,346)        (7,315)       434,228        594,308
NET INCOME (LOSS)                       (93,434)      (439,526)       (78,591)       104,304        (89,262)
INCOME (LOSS) PER COMMON SHARE            (0.10)         (0.40)         (0.05)          0.05          (0.04)
WEIGHTED AVG SHARES O/S                 946,264      1,109,669      1,491,423      1,925,012      2,091,726

OPERATING DATA
--------------
HOMES SOLD                                  278            399            639            792            751
NUMBER OF RETAIL CENTERS                      3              6              9             12           12.5
WEIGHTED AVG UNITS SOLD / CTR                93             67             71             66             60

BALANCE SHEET DATA
------------------
WORKING CAPITAL
  (CURRENT ASSETS LESS CURR LIAB)       (36,090)      (143,743)       613,752      1,461,031      1,175,064
TOTAL ASSETS                          3,442,001      6,628,919      8,349,793     12,924,624     13,394,455
LONG TERM OBLIGATIONS                   528,485      1,085,323        491,508      1,054,316      1,237,756
SHAREHOLDERS' EQUITY                    723,296        333,427      1,581,996      2,309,150      2,231,528



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this filing. The discussions of results, causes and trends should not be construed to imply any conclusion that such results of trends will necessarily continue in the future.

Results of Operations - Fiscal Years ended March 31, 1998, March 31, 1999 and March 31, 2000.

The following table shows the components of the results of operations for fiscal years 1998, 1999 and 2000 in amounts and percentages of revenues (000 omitted):



3 Year Results

                                                                 YEAR ENDED MARCH 31,
DESCRIPTION                                      1998                   1999                   2000
----------------------------------------------------------------------------------------------------------
Net Sales                                 25,616      100.0%     33,776      100.0%     32,803      100.0%
Cost of Sales                             20,544       80.2%     27,849       82.5%     26,642       81.2%
                                         -----------------------------------------------------------------

Gross Profit                               5,072       19.8%      5,927       17.5%      6,161       18.8%

Operating Expenses:
Compensation                               2,355        9.2%      2,949        8.7%      3,315       10.1%
Occupancy and vehicle                        358        1.4%        269        0.8%        223        0.7%
Advertising                                  353        1.4%        639        1.9%        599        1.8%
Insurance                                    205        0.8%        223        0.7%        267        0.8%
Taxes and licenses                           296        1.2%        301        0.9%        365        1.1%
Professional fees                            219        0.9%        126        0.4%        174        0.5%
Depreciation and amortization                 61        0.3%         98        0.3%        135        0.4%
Guarantee fees                               159        0.6%        147        0.4%        169        0.5%
Utilities                                    215        0.8%        284        0.8%        314        1.0%
Office and lot                               221        0.9%        617        1.8%        887        2.7%
Travel and entertainment                      92        0.3%        122        0.3%         44        0.2%
Rent and maintenance                         113        0.4%        399        1.2%        402        1.2%
Miscellaneous                                390        1.5%       --          0.0%       --          0.0%
                                         -----------------------------------------------------------------

Total Operating Expenses                   5,037       19.7%      6,174       18.2%      6,894       21.0%

Other Income:
Finance participation                        137        0.5%        430        1.3%        715        2.2%
Rental income                               --          0.0%         92        0.3%         81        0.2%
Interest income                               27        0.1%         88        0.3%         60        0.2%
Commissions                                  108        0.4%        231        0.6%        428        1.3%
Gain (loss) on sale of assets                190        0.8%       --          0.0%        (26)      -0.1%
Other income (expense)                       190        0.8%         18        0.1%        (25)      -0.1%
Interest expense                            (659)      -2.6%       (425)      -1.3%       (639)      -1.9%
                                         -----------------------------------------------------------------

Total Other Income (Expense)                  (7)       0.0%        434        1.3%        594        1.8%

Income (Loss) Before Income Tax
   Provision and Minority Interest            28        0.1%        187        0.5%       (139)      -0.4%

Income tax (provision) benefit               134        0.5%        (73)      -0.2%         53        0.1%
Minority interest in net (income) loss
   of consolidated subsidiaries             (240)      -0.9%        (10)       0.0%         (3)       0.0%
                                         -----------------------------------------------------------------

Net Income                                   (78)      -0.2%        104        0.3%        (89)      -0.3%
                                         =================================================================


Comparison of Fiscal 2000 to Fiscal 1999

Sales in 2000 were almost $1,000,000 less than in 1999. With the market condition that we have been facing, the Company is pleased that it came so close to achieving its goal of meeting the prior year numbers. Net income is down from the previous year by a little under $200,000. The decrease in sales explains most of this decrease. The Company also experienced increased operating costs and stiffer price competition for sales in our market area. The gross profit percentage is increased from the prior year, up to 18.8% from 17.5%. Several cost control measures that have been put into place during this fiscal year are helping the Company show improvements in this area.

Operating costs are higher that the previous year, up to 21.0% from 18.2% in 1999. The largest increases are in the areas of compensation (up 1.4%) and office and lot expense (up 0.9%). Compensation increased due to efforts to keep our key sales people and additional personnel that have been added to the Company. Office and lot expenses reflect the Company's efforts to maintain well kept sales centers to enable us to continue to attract customers. Other income has increased again this year, up from 1.3% of sales to 1.8% in 2000. The largest increase is in the area of finance participation, up $285,000 from the previous year. Finance participation is a percentage fee based on the volume of loans that we refer to retail finance companies. Commission income has also increased this year by $197,000. Interest expense went up this year, from 1.3% to 1.9%. This increase is caused by our failing to meet all of our sales goals with our exclusive dealer arrangements. Our manufacturers set purchase goals, agreeing to pay all or a portion of our interest expense if we purchase a set amount of homes each quarter. These goals are revised periodically, but we did not meet all of our goals until the fourth quarter of the year. This caused us to have to incur more interest expense that we had anticipated, and reduced our overall income.

The fiscal year ended March 31, 2000 includes a tax benefit of $52,976 in the net income amount. This benefit is reflected on the balance sheet as a portion of the deferred tax asset. Management continues to believe that the total asset recorded is accurate, and with the start of a recovery occurring in the market, is confident in the Company's ability to use the asset before its expiration date with the IRS.

Comparison of Fiscal 1999 to Fiscal 1998

Sales in 1999 rose by approximately $8 million, or 32%, on an increase of 153 units sold, or 24%, primarily due to a net increase of three sales lots in 1999, with the Company opening a total of four new centers during the year while selling one. However, these greater sales did not result in an increase in gross profit margin, which decreased as a percentage of sales to 17.5% in 1999 from 19.8% in 1998. This decrease was due primarily to a more competitive market which demands a decreased sales price per unit. Another factor is the additional costs to implement governmental restrictions related to the set-up and placement of homes. The Company is using inventory management methods in an effort to address these conditions in fiscal 2000. Despite this adverse condition, net profit for 1999 increased by $182,000 in 1999, or over 300%, due to two primary factors which offset the decrease in gross margin. These were a reduction in operating costs from 19.7% of sales in 1998 to 18.2% of sales in 1999 and an increase in other income from 0% of sales in 1998 to 1.3% of sales in 1999. These resulted from the following factors: (i) spreading the operating costs over a greater sales base; (ii) an increase in commission, rental interest and finance participation income (fees earned based on the volume of loans that we refer to retail finance companies); and (iii) a large decrease in interest expense due to the assumption of floor plan expense by manufacturers at a number of retail sales centers featuring their products exclusively. Minority Interest in Net Income decreased from $240,392 in Fiscal 1998 to $9,989 in Fiscal 1999, due to an agreement between the Company and the minority shareholders to pay them bonuses based on performance rather than to pay dividends to them. As a result of this new plan, the Company paid $193,460 to the minority shareholders, which was recorded as compensation. The effect of this was to reduce the profits in the minority ownership subsidiaries, resulting in a reduction in the amount recorded as Minority Interest in Net Income of Consolidated Subsidiaries.

Liquidity and Capital Resources

Cash flow increased by over $486,000 during the fiscal year ended March 31, 2000. More than $317,000 of this was in the last quarter of the year. This increase compares favorably with the decrease in cash flow for the year ended March 31, 1999 of more than $238,000. The Company's operations are fueling this positive cash flow, and sales of homes are beginning to pick up as the spring selling season approaches. The Company had a very strong March, and appears to be having a good first quarter of our new fiscal year, although it is too early to tell if this increase in profits and sales will hold.

Management is beginning to consider expansion into new sales locations in the future. We believe that there may be some good buying opportunities in our area, and believe that we are in a position to capitalize on some of the options that have been presented to us. We will still move very slowly, considering the market in any new area, but growth is the way to improve our profitability.

Capital expenditures will be carefully considered on an individual basis before any further decisions will be made.

Outlook

As we have mentioned in previous filings, the manufactured home industry is experiencing a slowdown in sales and this has not yet reached an end. Our manufacturers are continuing to tell us that sales are down, and, in fact, we sold 41 fewer homes in fiscal 2000 than we sold in fiscal 1999. Our total sales dollars were only slightly less than last year, reflecting an increase in the average sales price per home, and our profits are also down. The Company is still outperforming our competition; industry numbers for the southeastern United States are down 19.5% for the same period where our unit sales are only down 6%. Burr Young, a columnist for "The Journal, the Magazine for Manufactured Housing Professionals", states in the May 2000 issue that the proliferation in dealer sales sites and easy floor plan financing have caused the industry inventories to become excessive. He forecasts an overage of 40-50,000 units that could easily take until summer or fall 2000 to appreciably work down. He foresees that many marginal sales sites could be closed in this year, and that, coupled with the current credit tightening, could slow the process of excessive inventory reduction nationwide. Due to this, earnings will continue to come under pressure in the next 3-4 quarters. All of this means that the Company needs to continue to make all efforts to reduce any unnecessary costs and continue to train our sales force to reach maximum profits from each sale. Once this market correction has taken place, we will indeed be in a position to show increasing profits for our efforts.

Year 2000 Issue

The Company incurred no problems related to its computer systems beginning January 1, 2000. Costs incurred to replace and modify its software and hardware related to the Year 2000 Issue were immaterial and charged to expense as incurred.

Forward Looking Statements

The discussion contained in this Section and elsewhere in this filing contain certain "forward looking statements" (within the meaning of that term as defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended), about the Company's future operations. When used in this report, the words "expects," "plans," "anticipates," and other similar expressions are intended to identify forward looking statements. All forward looking statements in this report are based upon information available to management on the date of this report. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, or otherwise. The likelihood of the Company's success is based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company and which reflect business conditions that are subject to change. These include adverse changes in the financial markets, which may in turn adversely affect the

Company's ability to borrow funds and the price at which those funds will be available, changes in the mortgage market, which may adversely affect the ability of the Company's customers to finance the purchase of new homes, and in economic conditions in those areas in which the Company's retail sales centers are located. As a result of these uncertainties, actual results may vary substantially from these forward looking statements contained herein and prospective investors should not place undue reliance on any of them.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold and has not held any derivative securities such as options of other market risk sensitive instruments and, accordingly, is not presently subject to the risks of investment in such vehicles.

Item 8. Financial Statements and Supplementary Data

The financial statements and schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section of this Report and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

The Company's consolidated financial statements were previously audited by Serotta Maddocks Evans & Co., CPA's as of and for the year ended March 31,
1998. On March 18, 1999, the Company, with the approval of the Board of Directors, decided to change audit services from Serotta Maddocks Evans & Co., CPA's to Gifford, Hillegass & Ingwersen, P. C. This decision was based on the fact that Serotta Maddocks Evans & Co., CPA's does not provide audit services to SEC reporting entities. Gifford, Hillegass & Ingwersen, P. C. performed the audits for the years ended March 31, 1999 and March 31, 2000.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are:

Name                                 Age             Position
----                                 ---             --------

E. Samuel Evans                      51              President, CEO, Chairman
Laura H. Rollins                     44              CFO, Secretary, Treasurer
Cynthia D. Holley                    37              Vice President - Operations
Chester C. Helmick                   58              Vice President - Sales
Bryce N. Batzer                      79              Director, Audit Committee
E.  Wayne Bridges                    43              Director, Audit Committee
Richard J. Belz                      44              Director

E. Samuel Evans has served as president and a director of the Company since 1992. Prior to that date, his principal occupation was as president and owner of Augusta Housing Center, Inc. from its formation in 1982 until its sale to the Company in 1992. Mr. Evans is a graduate of Augusta College with a degree in business administration in 1971 and a graduate of Woodrow Wilson College of Law in Atlanta, Georgia in 1979. He is licensed to practice law in the state of Georgia.

Laura H. Rollins joined the Company as Comptroller in August 1998, and was promoted to her present position in March 1999. She previously worked for the Company's auditors, Serotta Maddocks Evans & Co., CPA's for one year and for C.
C. McGregor & Co. of Columbia, South Carolina for the prior two and one-half years. She is a certified public accountant licensed in South Carolina and Georgia and a graduate of the University of North Carolina. She is a member of the AICPA and the South Carolina and Georgia Societies of CPA's.

Cynthia D. Holley has been an employee of the Company since October 1995 as office manager and administrative assistant and was promoted to her present position in March 1999. She is a graduate of Mercer University with a BBA in marketing management and holds certificates as human relations specialist and GMHA housing consultant.

Chester C. Helmick joined Augusta Housing Center, one of the Company's subsidiaries, in 1984 as a housing consultant and has served the Company in various managerial positions since its acquisition of that subsidiary. He was elected to his present position with the Company in March 1999. Mr. Helmick is retired from the United States Army in which he served for 20 years.

Bryce N. Batzer has been a director of the Company since 1994. He is currently the owner of Cedarbrook Development Company, Inc., a Florida land and home developer, which he organized in 1987. He is also vice president of American Marine Products Inc., a manufacturer of marine windows, boat windshields and other marine products. Mr. Batzer was the president of Plastiline Inc., a publicly held company, from 1955 through 1976, and until 1996 he served Florida Coast Banks Inc. for over 25 years as a member of the executive committee, chairman of the loan committee and chairman of the compensation committee. Mr. Batzer was a founder and board member of the Broward Manufacturers Association and a founder, director and chairman of the Broward Industrial Development Board, both of which are instrument in developing an industrial economic base for Broward County, Florida. He is a graduate of Syracuse University, holding a bachelor's degree in industrial engineering.

E. Wayne Bridges has been with the Company periodically during the past eight years, even serving as chief financial officer for an interim period. He is the chief financial officer of R. W. Allen & Associates, Inc., a general commercial contracting firm in Augusta, Georgia. From 1982 to 1992, he was a staff accountant in a public accounting firm and a member of his own firm. He is a certified public accountant and a graduate of Georgia Southern University with a BBA degree in accounting. He is a member of the AICPA and the Georgia Society of CPA's.

Richard J. Belz was elected a director of the Company in November 1998. He was a principal and officer of Redstone Securities, Inc. from February 1989 to February 2000. He is presently a principle and officer of Basic Investors, Inc. He is a licensed securities representative and certified public accountant.

Mr. Evans and Mr. Batzer and members of their families have been involved in several transactions with the Company, described in "Certain Transactions".

Each director serves for a term of one year and is elected at the annual meeting of shareholders. The Company's officers are appointed by its Directors and hold office at their discretion.

Item 11. Executive Compensation

The following table sets forth information concerning total compensation paid by the Company during its last three fiscal years to the Company's chief executive officer and its officers and directors as a group:

                                              Year Ended
Name                       Position           March 31       Compensation
----                       --------           --------       ------------

E. Samuel Evans            President, CEO     2000           $    98,700 (1)
                                              1999           $   110,332 (1)
                                              1998           $   123,741 (1)

All directors and
Officers as a group
(6 in number)                                 2000           $   262,716
                                              1999           $   307,182
                                              1998           $   277,211

(1) Includes automobile allowances in the amount of $18,000 paid to Mr. Evans, but does not include guarantee fee paid annually to Mr. Evans for his personal guarantee of the Company's floor plan financing or rental income paid to Mr. Evans on sales offices that he owns. See "Certain Relationships and Related Transactions".

Mr. Batzer, Mr. Bridges and Mr. Belz serve as directors for a fee of $100.00 per meeting, and are reimbursed for out-of-pocket expenses in attending to the affairs of the Company.

The Company has entered into an employment agreement terminating on March 31, 2001 with Mr. Evans calling for compensation of $96,000 per year plus bonuses to be determined by the Board of Directors based upon the profitability of the

Company's operations. The employment contract also contains a covenant not to compete with the Company for a period of one year following termination of employment.

Equity Incentive Plan

On April 26, 1996, the Company adopted an Equity Incentive Plan and reserved one million shares for issuance pursuant to options and awards granted under the Plan. All full time employees are eligible for participation in the Plan, including senior management and directors. All awards and options issued under the Plan must be approved by a committee of the Board of Directors not including members of Senior management, which will fix the terms of the options and awards granted. At this date no such awards or options have been awarded.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock at March 31, 2000, of (i) each person who is known by the Company to own beneficially more than five percent of its Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group. The Company has been advised by each stockholder identified in the table that he possesses all voting and investment power with respect to the stock beneficially owned by him.


Name, address              Shares        Percentage of  Shares          Percentage of
And Affiliation            Beneficially  Outstanding    Covered         Outstanding
With Company               Owned         Shares         By Warrants     Shares (1)
------------               -----         ------         -----------     ----------

E. Samuel Evans            299,000        14.2%         200,100         20.7%
President, CEO
Chairman
845 Vivian Ct
Evans, GA 30809

Bryce N. Batzer            164,772 (2)     7.8%          95,000         10.7%
Director
2263 N.E. 26th Street
Lighthouse Point, FL 33064

E. Wayne Bridges             4,000         0.2%           NONE           0.2%
Director
3684 Inverness Way
Martinez, GA 30907

Richard Belz                23,525 (3)     1.1%          20,000          1.8%
Director
23 Neel Court
Sayville, NY 11782



Laura H. Rollins             7,000         0.3%           NONE           0.3%
CFO
3690 Inverness Way
Martinez, GA 30907

Cynthia D. Holley              500        0.02%              100        0.02%
Vice Pres. - Operations
5895 Hwy 221 N.
Matthews, GA 30818

All officers and           498,797        23.7%          315,200        33.7%
Directors as a group
(six persons)


(1) This percentage is derived by dividing the sum of the shares owned plus shares covered by warrants by the total number of outstanding shares of the Company's Common Stock (2,101,367) plus the total number of shares covered by the warrants held only by the officers and directors (315,200). As the warrants are exercisable at a price ($6.50 per share) that is above the current market price for the Common Stock, it is assumed that the warrants will not be exercised in the near future.

(2) The table includes 131,772 shares held in trust by Mr. Batzer, as trustee, for the benefit of members of his family, and 33,000 shares issuable on conversion of $90,000 in Convertible Debentures.

(3)  The table includes 10,605 shares held by Mr. Belz's wife.


Item 13. Certain Relationships and Related Transactions

The Company and its subsidiaries have engaged in the following transactions with officers and directors of the Company and members of their immediate families since April 1, 1999:

1. On May 24, 1999, the Company paid off a mortgage loan in the amount of $114,424 from McDuffie Bank & Trust Co. of Thomson, Georgia. The original proceeds from the mortgage in 1994 were used to repay a loan of $40,000 made to purchase the Mayfair Acres property and to pay for the development of the lots and site improvements on the property. This bank loan had been personally guaranteed by Mr. Evans and Mr. Robert Wilson, a former director of the Company, and in consideration for giving their personal guarantees, the Company had issued to each of them 20,000 shares of Common Stock in March 1994.

2. Mr. Evans has personally guaranteed payment of the Company's obligations under its existing floor plan lines of credit. For these guarantees, the Company pays him a fee equal to 2% of the average floor plan financing used by the Company each month. During fiscal 2000 these fees amounted to $169,426. His current contract with the company includes a ceiling of $125,000 on the 2000 guarantee fees that he is eligible to receive. Any amount exceeding the $125,000 that normally would be paid to Mr. Evans must be placed in reserve account to be used to reduce further guarantees required by the floor plan sources.

3. The Company employs Sheryl Evans, wife of Mr. Evans, as consultant in the decoration and furnishing of mobile homes it sells to its retail customers. During fiscal 2000, Mrs. Evans received $120,410 for her services to the Company in this capacity. Beginning January 1, 2000, Mrs. Evans entered into an agreement with the Board of Directors whereby her annual salary will be $75,000 per year. She will begin training personnel on the various sales locations to assist her in assuring that all homes displayed on the locations are presented in the best fashion.

4. On April 28, 1999, the Company purchased two manufactured homes from Bryce Batzer, a director of the Company, for a total purchase price of $62,349, which was approximately his cost in the homes. On that day, Mr. Batzer used the proceeds from the sale to acquire a $65,000 convertible debenture of the Company. The remaining $2,651 was treated as a miscellaneous expense of the Company.

5. The Company rents three mobile homes from Mr. Evans for use as sales offices on its lots in Augusta and Statesboro, Georgia and Anderson, South Carolina. Total rental for these homes is $33,446 per year.

The Company believes that these transactions with its officers and shareholders have been and will be on terms no less favorable to the Company than those available from unaffiliated parties.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The financial statements, supplementary financial information, and financial statement schedules filed herewith are set forth on the Index to Financial Statements and Financial Statement Schedules on page F-1 of the separate financial section of this Report, which is incorporated herein by reference.

The following exhibits are filed as part of this Report by incorporation by reference to the document specified:

Exhibit Number                      Description

Exhibit 2 Mobile Air Systems, Inc., Purchase Agreement, filed with the Company's Registration Statement on Form 10, amendment #1, then exhibit 2, filed on September 10, 1999.

Exhibit 3(i) Certificate of Incorporation of the Company, as amended, filed with the Company's Registration Statement on Form 10, then exhibit 3(i), filed on July 16, 1999.

Exhibit 3(ii) By-laws of the Company, filed with the Company's Registration Statement on Form 10, then exhibit 3(ii), filed on July 16, 1999.

Exhibit 4.1 Common Stock Certificate, filed with the Company's Registration Statement on Form 10, amendment #1, then exhibit 4.1, filed on September 10, 1999.

Exhibit 4.2 Warrant Certificate, filed with the Company's Registration Statement on Form 10, amendment #1, then exhibit 4.2, filed on September 10, 1999.

Exhibit 10.1 Employment Agreement between the Company and E. Samuel Evans dated April 26, 1996, filed with the Company's Registration Statement on Form 10, then exhibit 10.1, filed on July 16, 1999.

Exhibit 10.2.1 Rental Agreement between the Company and E. Samuel Evans dated February 15, 1995 covering the rental of manufactured home sales office, filed with the Company's Registration Statement on Form 10, then exhibit 10.2.1, filed on July 16, 1999.

Exhibit 10.2.2 Rental Agreement between the Company and E. Samuel Evans dated January 1, 2997 covering the rental of a manufactured home sales office, filed with the Company's Registration Statement on Form 10, then exhibit 10.2.2, filed on July 16, 1999.

Exhibit 10.3.1 Floorplan Contract - Bombardier Capital, filed with the Company's Registration Statement on Form 10, amendment #1, then exhibit 10.3.2, filed on September 10, 1999.

Exhibit 10.3.2 Floorplan Contract - Deutsche Finance, filed with the Company's Registration Statement on Form 10, amendment #1, then exhibit 10.3.3, filed on September 10, 1999.

Exhibit 10.3.3 Floorplan Contract - Regions Financial Corp., filed with the Company's Registration Statement on Form 10, amendment #1, then exhibit 10.3.4, filed on September 10, 1999.

Exhibit 10.3.4 Floorplan Contract - First National Bank, filed with the Company's Registration Statement on Form 10, amendment #1, then exhibit 10.3.5, filed on September 10, 1999.

Exhibit 10.3.5 Floorplan Contract - First Bank, filed with the Company's Registration Statement on Form 10, amendment #1, then exhibit 10.3.6, filed on September 10, 1999.

Exhibit 10.4 Equity Incentive Plan, filed with the Company's Registration Statement on Form 10, amendment #1, then exhibit 10.4, filed on September 10, 1999.

Exhibit 10.5 Employee 401(k) Plan, filed with the Company's Registration Statement on Form 10, amendment #1, then exhibit 10.5, filed on September 10, 1999.

Exhibit 10.6.1 Minority Shareholder Agreement - Hardy Lanier, filed with the Company's Registration Statement on Form 10, amendment #1, then exhibit 10.6.1, filed on September 10, 1999.

Exhibit 10.6.2 Minority Shareholder Agreement - Carol Stratton, filed with the Company's Registration Statement on Form 10, amendment #1, then exhibit 10.6.3, filed on September 10, 1999.

Exhibit 99.1 Preliminary Proxy Statement for the Company's Meeting of Shareholders, filed by the Company on June 29, 2000.

The following exhibits are filed as a part of this report:

Exhibit 11          Statement re computation of per share earnings.

Exhibit 21          List of subsidiaries of the Company.

Exhibit 23          Consent of Independent Accountants

Exhibit 27          Financial data schedule.

(b) No reports were filed on Form 8-K during the last quarter of the fiscal year ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


APPLE HOMES CORPORATION
Registrant


By: /s/ E. Samuel Evans
-----------------------
E. Samuel Evans
President, CEO, Chairman of Board

Date: June 26, 2000


By: /s/ Laura H. Rollins
------------------------
Laura H. Rollins
CFO

Date: June 26, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Bryce N. Batzer
-----------------------
Bryce N. Batzer
Director

Date: June 26, 2000


By: /s/ E. Wayne Bridges
------------------------
E. Wayne Bridges
Director

Date: June 26, 2000

By: /s/ Richard J. Belz
-----------------------
Richard J. Belz
Director

Date: June 26, 2000

                             APPLE HOMES CORPORATION

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES

                                Page Description

F-2               Report of Independent Auditors'

F-3               Consolidated Balance Sheets as of March 31, 2000 and
                  March 31, 1999

F-5 Consolidated Statements of Operations for the years ended March 31, 2000, March 31, 1999 and March 31, 1998

F-6 Consolidated Statements of Changes in Stockholders' Equity for the years ended March 31, 2000, March 31, 1999 and
                  March 31, 1998

F-7 Consolidated Statements of Cash Flows for the years ended March 31, 2000, March 31, 1999 and March 31, 1998

F-9               Notes to Consolidated Financial Statements

The Financial Statements for Bravo.com Acquisition Corporation, a New York Corporation and PlayRadio.net Acquisition Corporation, a New York Corporation are incorporated by reference in the Preliminary Proxy Statement for the Company's Meeting of Shareholders, to by held on August 21, 2000, filed by the Company on June 29, 2000.

All other financial statement schedules are omitted either because they are not applicable or the required information is immaterial or is shown in the Notes to Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Apple Homes Corporation and Subsidiaries
Evans, Georgia


     We have audited the accompanying consolidated balance sheets of Apple Homes Corporation and Subsidiaries at March 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Apple Homes Corporation as of March 31, 1998 were audited by other auditors whose report dated June 15, 1998 (except as restated at December 17, 1999) expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Apple Homes Corporation and Subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        /s/ GIFFORD, HILLEGASS & INGWERSEN, P.C.
                                        ----------------------------------------
                                        GIFFORD, HILLEGASS & INGWERSEN, P.C.

Atlanta, Georgia
May 12, 2000

APPLE HOMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

--------------------------------------------------------------------------------
                                     Assets
                                                                March 31,
                                                           2000          1999
                                                       -----------   -----------
Current assets
       Cash                                            $ 1,169,811   $   683,452
       Accounts receivable                                 316,982       781,723
       Rebates receivable                                  351,954       409,011
       Other receivables                                    35,569        57,645
       Inventories (note C)                              8,831,880     8,317,210
       Other current assets                                110,403        18,116
       Deferred taxes (note J)                             154,056       125,560
       Notes receivable, current portion (note E)           68,695       544,955
                                                       -----------   -----------

              Total current assets                      11,039,350    10,937,672
                                                       -----------   -----------

Property and equipment, net (note D)                     1,359,105     1,235,876
                                                       -----------   -----------


Other assets
       Notes receivable, net of current portion (note E)   475,139       184,215
       Deferred loan costs, net of accumulated
              amortization of $115,009 and $92,954          67,270        89,325
       Goodwill, net of accumulated amortization
              of $56,166 and $39,747                       442,956       434,341
       Other assets                                         10,635        43,195
                                                       -----------   -----------

              Total other assets                           996,000       751,076
                                                       -----------   -----------



       TOTAL ASSETS                                    $13,394,455   $12,924,624
                                                       ===========   ===========


                             See accompanying notes.


---------------------------------------------------------------------------------------
                      Liabilities and Stockholders' Equity

                                                                    March 31,
                                                               2000            1999
                                                           ------------    ------------
Current liabilities
       Floorplan payable (note F)                          $  8,157,069    $  7,993,154
       Accounts payable                                         894,914         746,969
       Sales tax payable                                        184,027         170,749
       Accrued salaries and commissions                         110,988          90,926
       Other accrued liabilities                                244,702         195,640
       Customer deposits                                        130,451         132,037
       Income tax payable (note J)                                 --            18,826
       Due to minority stockholders                              42,106          40,407
       Notes payable, current portion (notes G & H)             100,029          87,933
                                                           ------------    ------------

              Total current liabilities                       9,864,286       9,476,641
                                                           ------------    ------------

Long term liabilities
       Notes payable (notes G & H)                            1,237,756       1,054,316
                                                           ------------    ------------

Minority interest in net assets of
       consolidated corporation                                  60,885          84,517
                                                           ------------    ------------

Commitments and contingencies (notes N & S)

Stockholders' equity
       Common stock, $.002 par value; authorized
              10,000,000 shares; 2,101,367 and 2,091,539
               issued and outstanding                             4,203           4,183
       Additional paid-in capital                             2,784,529       2,772,909
       Retained deficit                                        (557,204)       (467,942)
                                                           ------------    ------------

              Total stockholders' equity                      2,231,528       2,309,150
                                                           ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 13,394,455    $ 12,924,624
                                                           ============    ============


                                See accompanying notes.

                                          F-4

APPLE HOMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

-----------------------------------------------------------------------------------------------
                                                                Years ended March 31,
                                                       2000             1999            1998
                                                   ------------    ------------    ------------
Net Sales                                          $ 32,802,779    $ 33,776,250    $ 25,615,535
Cost of Sales                                        26,642,263      27,849,088      20,543,498
                                                   ------------    ------------    ------------

       Gross Profit                                   6,160,516       5,927,162       5,072,037
                                                   ------------    ------------    ------------

Operating expenses
       Compensation                                   3,315,301       2,948,697       2,354,711
       Occupancy and vehicle                            223,397         269,482         357,735
       Advertising                                      599,205         639,072         352,610
       Insurance                                        266,636         223,001         205,238
       Taxes and licenses                               364,414         301,447         296,081
       Professional fees                                173,502         125,805         219,417
       Depreciation and amortization                    135,240          97,562          61,044
       Guarantee fees                                   169,426         147,560         159,019
       Utilities                                        313,801         284,010         215,740
       Office and lot                                   887,074         617,044         220,523
       Travel and entertainment                          44,286         121,668          92,337
       Rent and maintenance                             401,712         399,010         112,811
       Miscellaneous                                       --              --           389,809
                                                   ------------    ------------    ------------

             Total operating expenses                 6,893,994       6,174,358       5,037,075
                                                   ------------    ------------    ------------

             Operating income (loss)                   (733,478)       (247,196)         34,962

Other income (expense)
       Finance participation                            715,073         429,814         136,460
       Rental income                                     80,885          92,200            --
       Interest income                                   59,840          88,140          27,137
       Commissions                                      428,370         231,183         107,666
       Gain (loss) on sale of assets                    (25,973)           --           190,137
       Other income (expense)                           (24,583)         17,528         189,945
       Interest expense                                (639,304)       (424,637)       (658,660)
                                                   ------------    ------------    ------------

             Total other income (expense)               594,308         434,228          (7,315)
                                                   ------------    ------------    ------------

Income (loss) before income tax provision
         and minority interest                         (139,170)        187,032          27,647

Income tax (provision) benefit                           52,976         (72,739)        134,154

Minority interest in net income
         of consolidated subsidiaries                    (3,068)         (9,989)       (240,392)
                                                   ------------    ------------    ------------

             NET INCOME (LOSS)                     $    (89,262)   $    104,304    $    (78,591)
                                                   ============    ============    ============

Per share data:
       Weighted avg number of shares outstanding      2,091,726       1,925,012       1,491,423

       Net income (loss) per share                 $      (0.04)   $       0.05    $      (0.05)


                                   See accompanying notes.

                                             F-5

APPLE HOMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders'  Equity

Years ended March 31, 2000, 1999 and 1998

-----------------------------------------------------------------------------------------------------------------------------
                                                                                     Additional      Retained
                                                        Number of       Common        Paid-in        Earnings
                                                          Shares         Stock        Capital       (Deficit)        Total
                                                       -----------    -----------   -----------    -----------    -----------
Balance, March 31, 1997                                  1,166,967    $     2,334   $   824,748    $  (493,655)   $   333,427

       Issuance of common stock:
             Stock offering / services                     268,672            537       597,697           --          598,234
             Debt disposition                              266,475            533       527,374           --          527,907
             Residential land and manufactured homes        88,500            177       129,859           --          130,036
       Contributed capital                                    --             --          70,983           --           70,983

       Net loss                                               --             --            --          (78,591)       (78,591)
                                                       -----------    -----------   -----------    -----------    -----------

Balance, March 31, 1998                                  1,790,614          3,581     2,150,661       (572,246)     1,581,996

       Issuance of common stock:
             Professional services                          37,000             74        73,926           --           74,000
             Debt disposition                              133,925            268       221,082           --          221,350
             Purchase of subsidiary                        130,000            260       227,240           --          227,500

       Sale of warrants                                       --             --         100,000           --          100,000

       Net income                                             --             --            --          104,304        104,304
                                                       -----------    -----------   -----------    -----------    -----------

Balance, March 31, 1999                                  2,091,539          4,183     2,772,909       (467,942)     2,309,150

       Redemption of stock                                    (172)          --            (860)          --             (860)

       Conversion of debenture to stock                     10,000             20        12,480           --           12,500

       Net loss                                               --             --            --          (89,262)       (89,262)
                                                       -----------    -----------   -----------    -----------    -----------

Balance, March 31, 2000                                  2,101,367    $     4,203   $ 2,784,529    $  (557,204)   $ 2,231,528
                                                       ===========    ===========   ===========    ===========    ===========




                                                See accompanying notes.

                                                          F-6

APPLE HOMES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

----------------------------------------------------------------------------------------------------------------
                                                                              For the Years Ended March 31,
                                                                           2000           1999           1998
                                                                       -----------    -----------    -----------
Cash flows from operating activities:
       Net income (loss)                                               $   (89,262)   $   104,304    $   (78,591)

       Adjustments to reconcile net income (loss) to net cash
         provided (used) by operating activities
             Bad debt expense                                               48,964         51,101         21,324
             Bad debt recovery                                                --             --          (76,602)
             Deferred income taxes                                         (28,496)        45,113       (134,154)
             Depreciation and amortization                                 135,240         97,562         61,044
             (Gain) loss on disposal of fixed assets                        25,973           --         (190,137)
             Issuance of common stock for
               professional services                                          --           74,000           --
             Issuance of common stock in lieu of
               payment of interest expense                                    --           83,850           --
             Minority interest in net income of
               consolidated subsidiary                                       3,068          9,989        240,392
       Change in assets and liabilities, net of effects from
         purchase of subsidiary
             Accounts receivable                                           464,741       (505,536)      (195,431)
             Other receivables                                              79,133       (289,790)        98,686
             Inventories                                                  (323,315)    (2,767,830)      (830,859)
             Other current assets                                          (92,287)        76,971        (86,250)
             Notes receivable                                              157,073       (337,627)      (393,507)
             Other assets                                                   32,560        (15,356)        14,435
             Floorplan payable                                             163,915      3,351,645        747,384
             Accounts payable                                              147,945        310,524        (78,766)
             Accrued expenses                                               82,402       (363,092)       504,080
             Customer deposits                                              (1,586)        35,333         (9,968)
             Other liabilities                                             (18,826)        18,826         (2,009)
                                                                       -----------    -----------    -----------

                    Net cash provided (used) by operating activities       787,242        (20,013)      (388,929)
                                                                       -----------    -----------    -----------

Cash flows from investing activities:
       Additions to property and equipment                                 (92,460)      (257,783)      (144,986)
       Excess of cash aquired over cash paid for
          purchased subsidiary                                                --           44,805           --
       Proceeds from the sale of developed
          residential land and manufactured homes                             --             --          292,000
       Advances to related entities                                           --             --          132,999
       Proceeds from sale of fixed assets                                    8,965           --             --
       Purchase minority ownership from shareholder                        (51,734)          --             --
                                                                       -----------    -----------    -----------

                    Net cash provided (used) by investing activities      (135,229)      (212,978)       280,013
                                                                       -----------    -----------    -----------


                                          See accompanying notes.

                                                    F-7

-------------------------------------------------------------------------------------------------------------------
                                                                                 For the Years Ended March 31,
                                                                              2000            1999          1998
                                                                          -----------    -----------    -----------
Cash flows from financing activities:
       Principal payments on notes payable                                $  (243,993)   $  (181,346)   $  (359,984)
       Proceeds from issuance of notes payable                                 65,000        188,889           --
       Payments made for loan cost                                               --          (20,275)          --
       Additions to deferred underwriting cost                                   --             --          (49,459)
       Proceeds from issuance of warrants and stock                            12,500        100,000      1,002,860
       Distributions paid to minority stockholders                               --             --         (185,393)
       Due to/from minority stockholders, net                                   1,699        (93,001)       128,440
       Repayments on advances from officers                                      --             --          (19,000)
       Capital contributions                                                     --             --           70,983
       Redemption of 172 shares common stock                                     (860)          --             --
                                                                          -----------    -----------    -----------

                    Net cash provided (used) by financing activities         (165,654)        (5,733)       588,447
                                                                          -----------    -----------    -----------

                    Net increase (decrease) in cash                           486,359       (238,724)       479,531

Cash, beginning of year                                                       683,452        922,176        442,645
                                                                          -----------    -----------    -----------

Cash, end of year                                                         $ 1,169,811    $   683,452    $   922,176
                                                                          ===========    ===========    ===========


Supplemental disclosure of cash flow information:

       Cash paid during the year for interest                             $   620,256    $   533,881    $   602,000
                                                                          ===========    ===========    ===========

       Cash paid during the year for income taxes                         $    23,779    $     8,770    $      --
                                                                          ===========    ===========    ===========

       Non cash investing and financing activities:
             Financed property and equipment purchases                    $   140,867    $   644,449    $    35,036
             Purchased subsidiary through                                        --             --             --
                Issuance of common stock                                         --          227,500           --
                Seller financing                                                 --           20,000           --
             Repossessed mobile home units                                       --             --             --
               converted to inventory                                         158,304        280,000           --
             Developed residential converted to inventory                      42,047           --          449,314
             Developed residential converted to fixed assets                   15,749           --          132,477
             Owner financed fixed asset sold                                   12,096           --             --
             Land reclassed from inventory to fixed assets                     60,000           --             --
             Financed inventory                                                66,753           --             --
             Note payable and interest converted to common stock                 --          143,850         46,407
             Issuance of stock for professional services                         --           74,000           --
             Issuance of stock for services in connection with offering          --             --          150,000
             Debentures converted to stock                                     12,500         77,500        481,500
             Developed residential land received in exchange for:
                Accounts receivable                                              --             --           51,134
                Notes receivable                                                 --             --          210,591
                Common stock                                                     --             --          130,036
             Transfer of deferred underwriting cost against
                related capital contributions                                    --             --          404,611

                                            See accompanying notes.

                                                     F-8

                    APPLE HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

NOTE A - NATURE OF BUSINESS

The principal operations of Apple Homes Corporation (a Delaware corporation) and its subsidiaries (the "Company") consist of the retail sale and installation of manufactured homes, primarily in the southeastern United States. The subsidiaries of Apple Homes Corporation consist of the following:

Name                                   Location            Percent Ownership
----------------------------------------------------------------------------

Augusta Housing Center, Inc.       Augusta, Georgia               100%
Big Daddy's Mobile Homes, Inc.     Augusta, Georgia               100%
Evans-Lanier, Inc.                 Thomson, Georgia                80%
Apple Homes, Inc.                  Waynesboro, Georgia            100%
J. C. Homes, Inc.                  Augusta, Georgia                80%
Tim Phillips Homes, Inc.           Thomson, Georgia               100%
Mobile Air Systems, Inc.           Augusta, Georgia               100%

All subsidiaries conduct business in the name of Apple Homes. The Company extends customary trade terms to its customers, all of whom are located in the Southeastern United States.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Management Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid investments with maturity dates of three months or less to be cash equivalents.

Accounts Receivable
The Company uses the allowance method to provide for recognition of bad debt. As of March 31, 2000 and 1999, there was no allowance considered necessary against accounts receivable.

Inventories
Inventories are stated at the lower of cost or market and are determined using the specific identification method. As referenced in Note C, inventories are inclusive of land held for resale. Land and land improvements are recorded at cost and are allocated to lots as land is subdivided.

                    APPLE HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Property and Equipment
Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and renewals and betterments are capitalized. Provisions for depreciation are charged to income over the estimated useful lives of the assets using straight line methods of depreciation.

Deferred Loan Costs
Deferred loan costs related to the private placements of subordinated debentures described in Note G are being amortized over the expected life of the related debt using a method that approximates the interest method.

Goodwill
Goodwill represents the excess of acquisition costs over the fair market value of the net assets of acquired subsidiaries. Goodwill is being amortized on a straight-line basis over a period of thirty years. In accordance with APB 17, "Intangible Assets," the company continues to evaluate the amortization period to determine whether events or circumstances warrant revised amortization periods. The company also evaluates goodwill in reference to SFAS 121, "Accounting for the Impairment of Long-Lived Assets".

Customer Deposits
Customer deposits represent amounts received from customers in connection with sales of manufactured homes for which the closing of the sales transaction has not been finalized.

Revenue Recognition
The Company recognizes revenue on the sale of a manufactured home once the customer is approved for credit and all closing documents have been executed and any waiting period expired.

Rebates Receivable
The Company is eligible to participate in various volume incentive plans with manufacturers. Once the Company meets the requirement of the incentive plan and qualifies for the rebate, the receivable is recognized.

Advertising Costs
The Company expenses advertising costs as they are incurred.

Income Taxes
Income taxes are allocated among Apple Homes Corporation and its subsidiaries based upon their respective separate taxable income or loss. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to allowance for doubtful notes receivable (deductible for financial statement purposes but not for income tax purposes), inventory capitalization for income tax reporting, the value of net operating losses for tax purposes carried forward to future years, and differences in depreciation expense of property and equipment. The deferred taxes represent the future tax return consequences of these differences, which will be deductible or payable when the assets or liabilities are recovered or settled.

                    APPLE HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Common Stock
As of March 31, 2000 the Company had 10,000,000 shares of common stock authorized of which 2,101,367 are issued and outstanding. Each share of common stock is entitled to one vote. There are no restrictions or preferred provisions regarding dividends. Reference Note M regarding stock warrants currently outstanding.

Fair Value of Financial Instruments
The carrying amount of cash, receivables, and payables approximate fair value because of the short maturity, generally less than three months, of these instruments. The carrying value of the Company's notes receivable approximates fair value, since they are based on the value of the underlying home that was sold to the customer. The carrying value of the Company's long-term debt approximates fair value because current market prices and the Company's current incremental borrowing rate are not significantly different from the terms in the Company's debt portfolio.

Concentration of Credit Risk
The Company is subject to credit risk through trade and notes receivable and uninsured cash balances. The majority of the Company's business is from retail trade of manufactured homes in the southeastern United States. Consideration was given to this concentration and the financial position of these customers when determining the allowance for doubtful accounts. Reference Note N regarding potential recourse liability. Cash is placed in well-capitalized, high quality financial institutions. The Federal Insurance Corporation insures accounts at each institution up to $100,000. At March 31, 2000 balances in excess of the $100,000 limit amounted to approximately $902,000.

NOTE C - INVENTORIES

At March 31, 2000 and 1999, inventories consisted of:

                                                    2000            1999
                                                 ----------      ----------

     New Manufactured Homes                      $7,902,670      $7,377,858
     Repossessed Homes                              404,390         191,513
     Used Homes                                     137,475         194,233
     Air Conditioning Units                          52,604          89,088
     Land and Land/Home Packages                    334,741         464,518
                                                 ----------      ----------

                                                 $8,831,880      $8,317,210
                                                 ==========      ==========

                    APPLE HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

NOTE D - PROPERTY AND EQUIPMENT

At March 31, 2000 and 1999, property and equipment consisted of:

                                                  2000             1999
                                              -----------      -----------

     Land                                     $   385,000      $   325,000
     Buildings                                    517,052          416,930
     Furniture and Fixtures                        57,583           86,194
     Vehicles                                     176,750          176,250
     Leasehold Improvements                       258,190          173,594
     Machinery and Equipment                       77,502           34,337
     Rental Units                                  84,131          134,186
                                              -----------      -----------
                                                1,556,208        1,346,491
     Less Accumulated Depreciation               (197,103)        (110,615)
                                              -----------      -----------

                                              $ 1,359,105      $ 1,235,876
                                              ===========      ===========


Property and equipment are depreciated over estimated useful lives using straight line methods of depreciation. The range of estimated useful lives is as follows:

                                                  Years
                                                  -----

                        Buildings                 15-39
                        Furniture and Fixtures     5-7
                        Vehicles                    5
                        Leasehold Improvements    10-15
                        Machinery and Equipment    5-7
                        Rental Units              15-39


NOTE E - NOTES RECEIVABLE

Notes receivable result from the Company financing sales of manufactured homes. The Company uses the allowance method to provide for recognition of bad debt related to notes receivable. The notes have remaining terms of one to thirty years and interest rates range from 8% to 15%. Notes receivable at March 31, 2000 and 1999 are net of an allowance for doubtful accounts of $50,172 and $148,277, respectively.

                    APPLE HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

NOTE F - FLOORPLAN PAYABLE

The Company has a floorplan line of credit of $9,800,000 at March 31, 2000 and $10,275,000 at March 31, 1999 with several finance companies for its new home inventory. During the year, Transamerica Finance discontinued the Company's line of credit of $1.2 million, and the Company added a floorplan line of credit with John Deere Finance for $2.0 million. As of March 31, 2000, John Deere Finance Company has announced that it is no longer going to continue in the wholesale financing business, reducing the Company's line of credit available by the $2.0 million line of credit that was carried with them. In both cases, the Company is allowed to reduce the amount of credit extended gradually, by selling the homes covered by the line. These credit lines are collateralized by the homes and are guaranteed by an officer of the Company. Interest rates range from prime to prime + 2%, depending on several factors. As of March 31, 2000, the floorplan payable consisted of $1,151,440 owed to John Deere Finance Company, $317,383 owed to Transamerica and $6,688,246 outstanding against the $9,800,000 floorplan line of credit.

For the years ended March 31, 2000, 1999 and 1998, floorplan interest expense was $527,208, $385,394 and $404,814, respectively.

NOTE G - SUBORDINATED DEBENTURES

During the year ended March 31, 1994, the Company completed a private placement of seventeen debentures in the principal amount of $300,000. The debentures are due in 2003, pay interest semi-annually at 10.0%, and are convertible by the holders after two years into shares of the Company's common stock at a conversion ratio of $1.25 per share. As of March 31, 2000, $90,000 of the original debentures have been converted to stock, leaving a remaining balance of $210,000.

In December 1998, the Company offered convertible subordinated debentures as a private placement pursuant to Rule 504 of Regulation D of the 1933 Securities Act. As of March 31, 2000, the Company completed the placement of $202,500 of debentures to eight investors. The debentures are due five years from their date of issue. They bear interest payable semiannually, at a rate of 10% per annum. They are convertible into common stock of the Company at the conversion price of $5.00 per share. There were no conversions into common stock as of March 31, 2000.

The debentures are subordinated in right of payment to holders of senior debt, including bank borrowings and floorplan financing.

                    APPLE HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

NOTE H - NOTES PAYABLE

At March 31, 2000, and 1999, notes payable consisted of the following:

                                                      2000              1999
                                                  -----------       -----------

Subordinated debentures (see Note G)              $   412,500       $   360,000

Note payable to SunTrust with interest
at 7.25%, monthly payments of $2,115 due
through December 2001; secured by an
office building and the personal
guarantee of the Company's president.                 219,986           228,802

Note payable to Southeastern at 9.50%,
monthly payments of $2,663 due through
November 2013, secured by land.                       244,061           252,393

Note payable to McDuffie Bank & Trust at
10.25%, monthly payments of $1,830 due
through September 2000; secured by land
and personal guarantee of the Company's
president.                                               --             116,247

Other notes payable to banks bearing
interest ranging from 4.9% to 18%,
monthly payments totaling $3,708,
maturing between December 2000 and April
2004; secured primarily by automobiles.                80,773           114,489

Other notes payable bearing interest
rates ranging up to 11.4%, monthly
payments totaling $3,300 maturing
between April 2000 and February 2010;
secured by office buildings and various
equipment.                                            136,295            22,111

Unsecured note payable to an individual;
principal and interest at 10%, due in
monthly installments of $1,062 through
November 2000.                                          9,175            20,389

Other unsecured notes payable due in
full over the next year.                                 --              27,818

                    APPLE HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

NOTE H - NOTES PAYABLE - Continued

Various notes secured by inventory,
ranging from 6% to 16.5% interest rates,
monthly payments totaling $2,574,
maturing between March 2003 and
September 2027.                                   $   234,995       $      --
                                                  -----------       -----------
                                                    1,337,785         1,142,249
Less current portion                                 (100,029)          (87,933)
                                                  -----------       -----------
                                                  $ 1,237,756       $ 1,054,316
                                                  ===========       ===========


Future maturities are as follows for the years ending March 31:

              2001                                $   100,029
              2002                                    189,052
              2003                                    245,700
              2004                                     41,765
              2005                                    235,828
              2006 and thereafter                     525,411
                                                  -----------
                                                  $ 1,337,785
                                                  ===========

NOTE I - EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common shares by the weighted average of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The accompanying financial statements do not include diluted earnings per share because conversion of the subordinated debentures described in Note G and exercise of the stock warrants described in Note M are antidilutive for the years presented.

NOTE J - INCOME TAXES

The reconciliation of reported income tax (expense) benefit to the amount of income tax (expense) benefit that would result from applying federal statutory tax rates to pretax income is as follows:


                                                       Years ended March 31,
                               ------------------------------------------------------------------
                                      2000                   1999                    1998
                               -------------------    -------------------    --------------------
                                Balance        %       Balance        %       Balance        %

Statutory federal income tax   $  47,317      34.0    $ (63,891)    (34.0)   $  (9,400)     (34.0)
State income tax, net of
     federal tax benefit           8,350       6.0      (27,596)    (14.8)        --           --
Other differences                 51,309      36.8      (36,252)    (19.4)        (109)      (0.4)
Valuation allowance change       (54,000)    (38.8)      55,000      29.3      143,663      519.6
                               ---------    ------    ---------    ------    ---------    -------

                               $  52,976      38.0    $ (72,739)    (38.9)   $ 134,154      485.2
                               =========    ======    =========    ======    =========    =======


                    APPLE HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

NOTE J - INCOME TAXES - Continued

The components of federal and state income taxes consist of the following:

                                                      March 31,
                                   ---------------------------------------------
                                      2000              1999              1998
                                   ---------         ---------         ---------
Current:
     Federal                       $    --           $    --           $    --
     State                              --             (27,596)             --
                                   ---------         ---------         ---------
                                        --             (27,596)             --
                                   ---------         ---------         ---------

Deferred:
     Federal                       $  47,400         $ (38,372)        $ 114,031
     State                             5,576            (6,771)           20,123
                                   ---------         ---------         ---------
                                      52,976           (45,143)          134,154
                                   ---------         ---------         ---------


                                   $  52,976         $ (72,739)        $ 134,154
                                   =========         =========         =========


The components of deferred tax assets were as follows:

                                                          March 31,
                                           ------------------------------------
                                              2000          1999         1998
                                           ---------     ---------    ---------
Net operating loss carry forward           $ 138,344     $  53,535    $ 168,103
Tax over book depreciation                   (14,428)         --           --
Accrued expenses                              54,000          --           --
Contribution carry forward                     2,835          --           --
Allowance for doubtful accounts               19,567        59,311       38,816
Inventory capitalization                       7,738        12,714       18,754
                                           ---------     ---------    ---------
                                             208,056       125,560      225,673
          Less valuation allowance           (54,000)         --        (55,000)
                                           ---------     ---------    ---------

                                           $ 154,056     $ 125,560    $ 170,673
                                           =========     =========    =========

SFAS NO. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2000, the remaining net operating loss carryforward of approximately $355,000 will expire in varying amounts through 2015.

                    APPLE HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

NOTE K - RELATED PARTY TRANSACTIONS

During the years ended March 31, 2000, 1999 and 1998 rent of $33,445, $33,445, and $33,000, respectively, was paid to an officer of the Company for month-to-month leasing arrangements. In addition, the Company paid floor plan guaranty fees of $169,426, $147,560 and $159,019 during the years ended 2000, 1999 and 1998, respectively to the same officer. The guarantee fees are based on 2% annual rate on its outstanding floor plan balance each month and will continue as long as the personal guarantee is required.

During the year ended March 31, 2000 the Company employed the president's wife in a consulting capacity. She decorated and furnished manufactured homes that the Company sells to its retail customers. Related compensation amounted to approximately $120,000, which included reimbursement of her direct expenses. Starting with the calendar year ended December 31, 2000 her salary has been capped by the Board of Directors at $75,000 per year.

The Company currently has two subsidiaries with minority shareholder ownership of 20% each. An agreement exists which allows bonuses to be paid at the discretion of management. There is no requirement to pay bonuses or dividends. There is also a provision, which allows for and encourages the buildup of working capital.

The Company purchased two manufactured homes from a director for a total purchase price of $62,349, which was approximately his cost in the homes. On the same day, the director used the proceeds from this sale to acquire a $65,000 convertible debenture of the Company. The remaining $2,651 was treated as a miscellaneous expense.

NOTE L - EQUITY INCENTIVE PLAN

In a prior year, the Company approved an Equity Incentive Plan described to attract and retain key employees. The Plan, administered by a committee appointed by the Board of Directors, provides for stock options and other stock based awards to reward employees, as the Committee deems appropriate. The Company approved the allocation of up to 1,000,000 shares of common stock to be used in the Plan. No stock has been awarded under this Plan.

NOTE M - WARRANTS

At March 31, 2000, the Company had outstanding Class A Warrants allowing holders to purchase 2,913,872 shares of the Company's common stock at $6.50 per share. The Warrants expire on December 31, 2001.

NOTE N - COMMITMENTS AND CONTINGENCIES

At March 31, 2000, the Company was contingently liable for outstanding mortgages placed with third party lenders in several homes that were previously sold with recourse for various limited periods of time. The mortgages for which any remaining liability exists at the time of sale were approximately $445,000. Management estimates that any further possible loss if the owners default on these mortgages is approximately $27,000. This reduction in liability from the amount reported previously is due to the resale of a significant number of the homes, and the known reduced liability still existing on the remaining homes. These estimates are based on the Company's past performances and industry averages for manufactured homes that are repossessed and then resold. These losses are expensed when incurred as normal operating cost.

                    APPLE HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

NOTE N - COMMITMENTS AND CONTINGENCIES - Continued

The Company has several operating leases that are month to month contracts. Rent expense for the years ended March 31, 2000, 1999, and 1998 totaled approximately $355,000, $366,000 and $213,000 respectively.

NOTE O - ACQUISITIONS

On January 1, 1999, the Company acquired 100% of the issued outstanding stock of Mobile Air Systems, Inc. for $10,000 cash, $20,000 note payable, and 130,000 shares of common stock of Apple Homes Corporation valued at $227,500. The transaction was accounted for as a purchase, and goodwill in the amount of $181,051 was recognized, which is being amortized over 30 years for financial reporting. The pro forma results on the operations of the Company for the past two years is insignificant.

The Company acquired the minority interest in two of its partially owned subsidiaries during the fiscal year ended March 31, 2000. The minority interest in Tim Phillips Homes, Inc was acquired for $28,646, generating goodwill of $23,847. The minority interest in Big Daddy's Mobile Homes, Inc. was acquired for $25,000, generating goodwill of $1,187. The goodwill in both instances is being amortized over 30 years for financial reporting purposes. The Company still has two remaining minority interests at March 31, 2000.

NOTE P - EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) Profit Sharing Plan. All individuals employed on March 15, 1999 were eligible to participate in the plan immediately. Individuals employed after March 15, 1999 must complete six months of service and have attained the age of 21. Eligible employees are allowed to make elective deferrals of compensation to the plan in accordance with the 401(k) provisions. The Company may elect to make additional contributions under the profit sharing provisions of the plan. There were no Company contributions made to the plan for the years ended March 31, 2000 and 1999.

NOTE Q - PENDING ACCOUNTING PRONOUNCEMENTS

In June 1999, the Financial Accounting Standards Board issued SFAS No. 136, Transfers of Assets to a Not-for-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others, which is effective for fiscal periods beginning after December 15, 1999. This Statement establishes standards for transactions in which an entity transfers assets to a not-for-profit organization or charitable trust. The recipient organization then agrees to use the assets or transfer the assets, return on investment, or both to another entity that is specified by the donor. Management does not believe that the adoption of this statement will be material to the consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which extends the effective date for all fiscal quarters of all fiscal years from June 15, 1999 to June 15, 2000. This Statement establishes accounting and reporting standards for derivative instruments and hedging activities. Management does not believe that the adoption of this statement will be material to be consolidated financial statements.

                    APPLE HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

NOTE R - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                      Quarter
                             --------------------------------------------------------
                                 1st            2nd            3rd            4th
                             -----------    -----------    -----------    -----------
                                       (In thousands except per share data)
Year ended March 31, 2000
    Net Sales                $     8,894    $     7,531    $     8,361    $     8,017
    Gross profit                   1,601          1,452          1,525          1,583
    Net income (loss)                 (8)           (66)           (52)            37
    Earnings per share       $    (0.004)   $    (0.032)   $    (0.025)   $     0.018
                             ===========    ===========    ===========    ===========

    Weighted average
    Shares outstanding         2,091,539      2,091,538      2,091,367      2,092,466


Year ended March 31, 1999

    Net Sales                $     8,143    $    10,490    $     7,307    $     7,836
    Gross profit                   1,745          1,677          1,109          1,396
    Net income (loss)                149             20            (81)            16
    Earnings per share       $      0.07    $      0.01    $     (0.04)   $      0.01
                             ===========    ===========    ===========    ===========

    Weighted average
    Shares outstanding         1,811,942      1,897,756      1,913,517      2,077,506


Year ended March 31, 1998

    Net Sales                $     5,957    $     6,408    $     5,794    $     7,457
    Gross profit                   1,196          1,163          1,037          1,676
    Net income (loss)                 61            (84)          (159)           103
    Earnings per share       $      0.05    $     (0.06)   $     (0.10)   $      0.05
                             ===========    ===========    ===========    ===========

    Weighted average
   Shares outstanding          1,166,967      1,446,218      1,599,668      1,748,114


Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share does not necessarily equal the total for the year.

Net sales for the first, second and third quarters for the year ended March 31, 2000 have been restated from amounts previously reported on Form 10Q's as a result of an elimination entry between sales and cost of sales that had not been properly reflected in the quarterly reports. The elimination entry had no effect on gross profit and net income as previously reported.

                    APPLE HOMES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000 and 1999

NOTE S - SUBSEQUENT EVENTS

Subsequent to March 31, 2000, Apple Homes Corporation, a Delaware corporation ("Apple"), Bravo.com Acquisition Corporation ("Bravo"), Playradio.net Acquisition Corporation ("Radio") and Apple Homes Acquisition Corporation, a Georgia corporation ("New Apple"), entered into an Agreement and Plan of Merger and Sale of Assets, ("the Agreement"). The Agreement provides that each share of common stock of Bravo and Radio shall be converted into one share of common stock of Apple. Bravo presently has 10,000,000 shares issued and outstanding and Radio presently has 10,000,000 shares issued and outstanding. The 20,000,000 shares of Apple's common stock issued to Bravo and Radio shareholders will represent approximately 90.5% of Apple's outstanding common stock after the merger, and the common shares held currently by Apple shareholders will represent approximately 9.5%. Apple will increase the authorized common stock to 60 million shares of $.002 par value per share. Apple will be the surviving corporation and will change its name to Letterpath, Inc.

The Agreement also provides that on the effective date of closing, the surviving corporation will sell all of Apple's existing assets and business along with the assumption of all of Apples contracts, liabilities and duties other than Apple's debentures and Apple's warrants ("the Sale of Assets") to Apple Homes Acquisition Corporation, a Georgia corporation ("New Apple"). New Apple, Bravo and Radio have a major common shareholder. As a purchase price for the Sale of Assets, New Apple shall pay to Apple $1,500,000 less the amount by which the cash and cash equivalents of Apple transferred to New Apple in the transaction total less than $800,000. The employment contract of certain key management positions will transfer to New Apple. There are certain conditions which have to be met before execution of the closing including approval from shareholders and the Securities Exchange Commission. For additional information, including proforma financial information, reference should be made to Apple's Preliminary Proxy Statement to be filed June 29, 2000.

                             APPLE HOMES CORPORATION

                                INDEX TO EXHIBITS


Exhibit 11                 Statement re: computation of per share earnings.

Exhibit 21                 List of subsidiaries of the Company.

Exhibit 23                 Consent of Independent Accountants

Exhibit 27                 Financial data schedule for March 31, 2000.