Form 10-Q
period 2000-06-30
APPLE HOMES CORP INC
filed 2000-08-14
CIK 934330

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
( X ) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended:

                                  JUNE 30, 2000

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

As of June 30, 2000 there were 2,101,367 shares of Common Stock outstanding.

                             APPLE HOMES CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets at June 30,
         2000 and March 31, 2000 (Unaudited)                                 2

         Consolidated Statements of Operations for the
         Quarters ended June 30, 2000 and 1999
         (Unaudited)                                                         4

         Consolidated Statements of Changes in Stockholders'
         Equity for the Quarter Ended June 30, 2000
         (Unaudited)                                                         5

         Consolidated Statements of Cash Flows for the
         Quarters ended June 30, 2000 and 1999
         (Unaudited)                                                         6

         Notes to Consolidated Financial Statements (Unaudited)              8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   13



                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


APPLE HOMES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
        (Unaudited)

--------------------------------------------------------------------------------------------------------

                                                   Assets
                                                                  June 30, 2000           March 31, 2000
--------------------------------------------------------------------------------------------------------
Current assets
        Cash                                                       $   701,530              $ 1,169,811
        Accounts receivable                                            230,107                  316,982
        Rebates receivable                                             139,517                  351,954
        Other receivables                                               37,611                   35,569
        Inventories                                                  8,468,556                8,831,880
        Other current assets                                           167,825                  110,403
        Deferred taxes                                                 199,188                  154,056
        Notes receivable, current portion                               66,149                   68,695
                                                                   -----------              -----------

              Total current assets                                  10,010,483               11,039,350
                                                                   -----------              -----------

Property and equipment, net                                          1,331,203                1,359,105
                                                                   -----------              -----------

Other assets
        Notes receivable, net of current portion                       544,988                  475,139
        Deferred loan costs, net of accumulated
              amortization of $120,523 and $115,009                     61,756                   67,270
        Goodwill, net of accumulated amortization
              of $60,325 and $56,166                                   438,797                  442,956
        Other assets                                                    10,635                   10,635
                                                                   -----------              -----------

              Total other assets                                     1,056,176                  996,000
                                                                   -----------              -----------



        TOTAL ASSETS                                               $12,397,862              $13,394,455
                                                                   ===========              ===========



-------------------------------------------------------------------------------------------------------




                                 Liabilities and Stockholders' Equity
                                                                   June 30, 2000            March 31, 2000
----------------------------------------------------------------------------------------------------------

Current liabilities
        Floorplan payable                                          $  7,828,199              $  8,157,069
        Accounts payable                                                544,587                   894,914
        Sales tax payable                                               107,152                   184,027
        Accrued salaries and commissions                                 73,661                   110,988
        Other accrued liabilities                                       214,116                   286,808
        Customer deposits                                               175,839                   130,451
        Notes payable, current portion                                  125,887                   100,029
                                                                   ------------              ------------

              Total current liabilities                               9,069,441                 9,864,286
                                                                   ------------              ------------

Long term liabilities
        Notes payable                                                 1,224,681                 1,237,756
                                                                   ------------              ------------

Minority interest in net assets of
        consolidated corporation                                         50,596                    60,885
                                                                   ------------              ------------

Stockholders' equity
        Common stock, $.002 par value; authorized
              10,000,000 shares; 2,101,367
               issued and outstanding                                     4,203                     4,203
        Additional paid-in capital                                    2,784,529                 2,784,529
        Retained deficit                                               (735,588)                 (557,204)
                                                                   ------------              ------------

              Total stockholders' equity                              2,053,144                 2,231,528
                                                                   ------------              ------------


        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 12,397,862              $ 13,394,455
                                                                   ============              ============





----------------------------------------------------------------------------------------------------------

                                                  See accompanying notes.




APPLE HOMES CORPORATION AND SUBSIDIARIES


Consolidated Statements of Operations
              (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                                       Quarter ended June 30,
                                                                                      2000                 1999
-------------------------------------------------------------------------------------------------------------------

Sales                                                                             $ 7,743,362           $ 8,894,341
Cost of Sales                                                                       6,259,276             7,293,094
                                                                                  -----------           -----------

        Gross Profit                                                                1,484,086             1,601,247
                                                                                  -----------           -----------

Operating expenses
        Compensation                                                                  835,282               807,694
        Occupancy and vehicle                                                          74,631                50,192
        Advertising                                                                   179,425               173,311
        Insurance                                                                      57,505                89,610
        Taxes and licenses                                                             84,207                94,933
        Professional fees                                                              65,767                42,899
        Guarantee fees                                                                 39,778                42,844
        Depreciation and amortization                                                  34,822                31,088
        Utilities                                                                      92,418                72,737
        Office and lot                                                                218,523               181,900
        Travel and entertainment                                                       11,216                16,916
        Rent and maintenance                                                          113,199               115,064
                                                                                  -----------           -----------

              Total operating expenses                                              1,806,773             1,719,188
                                                                                  -----------           -----------

              Operating income (loss)                                                (322,687)             (117,941)

Other income (expense)
        Finance participation                                                         130,454               153,917
        Rental income                                                                  20,644                19,997
        Interest income                                                                21,291                17,850
        Commissions                                                                    67,318               104,689
        Gain (loss) on sales of assets                                                 (3,503)                    0
        Other income (expense)                                                              0                 7,781
        Interest expense                                                             (147,322)             (177,535)
                                                                                  -----------           -----------

              Total other income (expense)                                             88,882               126,699
                                                                                  -----------           -----------

Income (loss) before income tax provision and minority interest                      (233,805)                8,758

Income tax (provision) benefit                                                         45,132                (6,413)

Minority interest in net (income) loss of consolidated subsidiaries                    10,289               (10,749)
                                                                                  -----------           -----------

              NET INCOME (LOSS)                                                   $  (178,384)          $    (8,404)
                                                                                  ===========           ===========




Per share data:
        Weighted average number of shares outstanding                               2,101,367             2,091,539

        Net income (loss) per share                                                    (0.085)               (0.004)




------------------------------------------------------------------------------------------------------------------

                                                 See accompanying notes.





APPLE HOMES CORPORATION AND SUBSIDIARIES


Consolidated Statements of Changes in Stockholders'  Equity
              (Unaudited)

Quarter ended June 30, 2000
-------------------------------------------------------------------------------------------------------------------------------

                                                                               Additional          Retained
                                           Number of           Common            Paid-in           Earnings
                                            Shares              Stock            Capital           (Deficit)           Total
-------------------------------------------------------------------------------------------------------------------------------

Balance, March 31,2000                     2,101,367         $    4,203         $2,784,529        $ (557,204)        $2,231,528

        Net loss                                                                                    (178,384)          (178,384)
                                          ----------         ----------         ----------        ----------         ----------

Balance, June 30, 2000                     2,101,367         $    4,203         $2,784,529        $ (735,588)        $2,053,144
                                          ==========         ==========         ==========        ==========         ==========




-------------------------------------------------------------------------------------------------------------------------------

                                                      See accompanying notes.



APPLE HOMES CORPORATION AND SUBSIDIARIES


Consolidated Statements of Cash Flows
        (Unaudited)


-------------------------------------------------------------------------------------------------------------------

                                                                                      For the Quarter Ended June 30,
                                                                                      -----------------------------
                                                                                        2000                1999
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
        Net loss                                                                      $(178,384)          $  (8,404)

        Adjustments to reconcile net income (loss) to net cash
          provided by (used in) operating activities
              Bad debt expense                                                            9,470              14,374
              Deferred income taxes                                                     (45,132)              6,089
              Depreciation and amortization                                              34,822              31,088
              Loss on disposal of fixed assets                                            3,503                   0
              Minority interest in net income of
                consolidated subsidiary                                                 (10,289)             10,749
        Change in assets and liabilities
              Accounts receivable                                                        86,875            (151,357)
              Other receivables                                                         209,575             (64,701)
              Inventories                                                               423,415            (103,062)
              Other current assets                                                      (57,422)            (68,991)
              Notes receivable                                                          (86,108)            323,616
              Other assets                                                                    0              30,625
              Floorplan payable                                                        (328,870)            192,815
              Accounts payable                                                         (350,327)             17,773
              Accrued expenses                                                         (193,930)            (26,501)
              Customer deposits                                                          45,388             (26,061)
              Other liabilities                                                               0             (18,834)
                                                                                      ---------           ---------

                    Net cash provided by (used in) operating activities                (437,414)            159,218
                                                                                      ---------           ---------

Cash flows from investing activities:
        Additions to property and equipment                                             (24,766)            (30,373)
        Proceeds from sale of property and equipment                                     15,000                   0
        Purchase minority ownership from shareholder                                          0             (28,646)
                                                                                      ---------           ---------

                    Net cash used in investing activities                                (9,766)            (59,019)
                                                                                      ---------           ---------



-------------------------------------------------------------------------------------------------------------------



                                                                                  For the Quarter Ended June 30,
                                                                                 -------------------------------
                                                                                     2000               1999
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
        Principal payments on notes payable                                      $   (28,137)        $  (157,328)
        Due (to) from minority stockholders, net                                       7,036              (7,515)
                                                                                 -----------         -----------

                    Net cash used by financing activities                            (21,101)           (164,843)
                                                                                 -----------         -----------

                    Net decrease in cash                                            (468,281)            (64,644)

Cash, beginning of quarter                                                         1,169,811             683,452
                                                                                 -----------         -----------

Cash, end of quarter                                                             $   701,530         $   618,808
                                                                                 ===========         ===========


Supplemental disclosure of cash flow information:

        Cash paid during the quarter for interest                                $   161,174         $   175,634
                                                                                 ===========         ===========

        Cash paid during the quarter for income taxes                            $         0         $    19,150
                                                                                 ===========         ===========

        Non cash investing and financing activities:
              Financed property and equipment purchases                          $    14,500         $    87,906
              Repossessed mobile home units
                converted to inventory                                                10,155              84,640
              Fixed assets transferred to inventory                                   23,516                   0
              Financed land inventory                                                 26,420                   0





-----------------------------------------------------------------------------------------------------------------

                                          See accompanying notes.

                                                    7

                    APPLE HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - BASIS OF PRESENTATION

The unaudited financial information included in this report includes all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods presented. The operations for the interim periods shown herein are not necessarily indicative of the results of the full fiscal year. While certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations governing Form 10-Q, the Company believes that the disclosures herein are adequate to make the information presented not misleading. The condensed financial statements included in this report should be read in conjunction with the audited financial statements and notes thereto included in the Registrant's March 31, 2000 year end report included in the 10-K filed with the SEC on June 29, 2000.


NOTE B - SUBSEQUENT EVENTS

Subsequent to March 31, 2000, Apple Homes Corporation, a Delaware corporation ("Apple"), Bravo.com Acquisition Corporation ("Bravo"), PlayRadio.net Acquisition Corporation ("Radio") and Apple Homes Acquisition Corporation, a Georgia Corporation ("New Apple"), entered into an Agreement and Plan of Merger and Sale of Assets, ("the Agreement"). The Agreement provides that each share of common stock of Bravo and Radio shall be converted into one share of common stock of Apple. Bravo presently has 10,000,000 shares issued and outstanding and Radio presently has 10,000,000 shares issued and outstanding. The 20,000,000 shares of Apple's common stock issued to Bravo and Radio shareholders will represent approximately 90.5% of Apple's outstanding common stock after the merger, and the common shares held currently by Apple shareholders will represent approximately 9.5%. Apple will increase the authorized common stock to 60 million shares, each having a $.002 par value. Apple will be the surviving corporation and will change its name to Letterpath, Inc. The Board of Directors of Apple approved the Agreement in a vote taken on May 12, 2000. The Board has recommended that the stockholders of Apple vote for this merger and sale of assets, and expects it to be passed.

The Agreement also provides that on the effective date of closing, the surviving corporation will sell all of Apple's existing assets and business along with the assumption to all of Apple's contracts, liabilities and duties other than Apple's debentures and Apple's warrants ("the Sale of Assets") to New Apple. New Apple, Bravo and Radio have a major common shareholder. As a purchase price for the Sale of Assets, New Apple shall pay to Apple $1,500,000 less the amount by which the cash and cash equivalents of Apple transferred to New Apple in the transaction are less than $800,000. The employment contract of certain key management positions will transfer to New Apple. There are certain conditions which have to be met before execution of the closing, including approval from shareholders. A formal vote by shareholders is anticipated to take place on August 21, 2000. For additional information, including pro forma financial information, reference should be made to Apple's Definitive Proxy Statement filed on July 19, 2000.

                   APPLE HOMES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE C - SELECTED QUARTERLY FINANCIAL DATA
         (in thousands except per share data and operating data)



                                                 June 30, 1999     June 30, 2000
                                                 -------------------------------
Net sales                                        $     7,743        $     8,894
Gross Profit                                           1,484              1,601
Net income (loss)                                       (178)                (8)
Earnings (loss) per share                              (.085)             (.004)

Weighted average
   shares outstanding                              2,101,367          2,091,539

Operating Data:
Homes Sold
                                                         174                194
Number of Retail Centers                                  13                 12
Weighted Avg Units sold/ctr                               13                 16

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

RESULTS OF OPERATIONS

Results of Operations - Three months ended June 30, 2000 and 1999

The following table shows the components of the results of operations for fiscal quarters ended June 30, 2000 and 1999 in amounts and percentages of revenues (000 omitted)


                                                                  QUARTER ENDED JUNE 30,
DESCRIPTION                                            2000                                  1999
--------------------------------------------------------------------------------------------------------------
Net Sales                                   $ 7,743               100.0%          $ 8,894               100.0%
Cost of Sales                                 6,259                80.8%            7,293                82.0%
Gross Profit                                  1,484                19.2%            1,601                18.0%

Total Operating Expenses                      1,806                23.3%            1,719                19.3%

Total Other Income (Expense)                     89                 1.1%              127                 1.4%
                                            -------             -------           -------               -----

Income(Loss) before Income Tax
Provision and Minority Interest                (233)               -3.0%                9                 0.1%
Minority interest in net income                  10                 0.1%              (11)               -0.1%
Income tax provision                             45                 0.6%               (6)               -0.1%
                                            -------             -------           -------               -----
Net Income (Loss)                           $  (178)               -2.3%          $    (8)               -0.1%
                                            =======             =======           =======               =====


COMPARISON OF FISCAL QUARTERS ENDED JUNE 30, 2000 AND 1999

Sales for the fiscal quarter ended June 30, 2000 are 13% less than the sales for the same period one year ago. This $1.15 million decrease in net sales has had a severe impact on the financial results of Apple Homes. In spite of this decrease in sales, management is encouraged by the continued improvement in our gross profit. Gross profit has increased 1.2% from the fiscal quarter ended June 30, 1999, as shown in the above table.

Operating Expenses increased by $87,000 in comparison to the same time period for the prior year, mostly due to the additions in personnel in anticipation of the upcoming merger and asset sale and to the costs related to that merger. The decrease in sales has also led to a decrease in Other Income for the Company, as our finance participation income and our commission income are directly tied to the number of customers we assist with financing. Interest expense is less than in the same period of the prior year, mainly due to the Company's negotiations with our manufacturers to develop exclusive arrangements on all of our sales locations. An exclusive arrangement with a manufacturer includes the agreement that the manufacturer will pay a percentage of our interest expense in return for selling a negotiated number of their homes and for carrying at least 75% of their homes on a single location.

OUTLOOK

On July 19, 2000 the Company mailed to all shareholders and filed with the Security and Exchange Commission a proxy statement for its special meeting of shareholders to be held on August 21, 2000 to approve the merger of the Company and Bravo.net Acquisition Corporation and PlayRadio.net Acquisition Corporation and the sale of the Company's current business and assets to Apple Homes Acquisition Corporation. When these transactions are completed, which we anticipate will take place on or before September 30, 2000, the Company will relinquish its present mobile home retail sales operations and thereafter operate the internet related businesses of Bravo and PlayRadio. The proxy statement, which is available on the SEC's web site (www.sec.gov), contains a complete discussion of these proposed transactions and the reasons management of the Company supports them.

If, for any reason, the transactions are not completed as contemplated by the parties, we expect that the Company will continue to suffer from the current prolonged slump in the market slowdown for mobile home sales, which could continue during the next year. As competitors are forced out of business, more merchandise will be forced on the market at reduced prices, causing us to cut our margins to maintain sales. This could result in continued losses and negative cash flow for the foreseeable future. While we believe the Company is in no immediate danger of ceasing operations, such a continuing slump could eventually put its business in serious jeopardy.

LIQUIDITY AND CAPITAL RESOURCES

As might be expected with the decrease in net sales, cash flows from operations suffered, causing a substantial decrease of $468,000 in liquidity during the quarter ended June 30, 2000. Management has no plans or commitments from investors to raise capital nor does it anticipate at this time the need for any new capital resources. There will be no significant capital expenditures in the foreseeable future, and all available cash is being used exclusively to weather the current slowdown in business. So far as we are now aware, all of the Company's outstanding floor plan lines of credit and the available financing for its customers will continue in place over the next year. We are now continuing to cut back on costs in several areas and do not anticipate any severe problems in maintaining at our present level of operations, but any increased drop in sales could change this picture.

When and if the merger with the Bravo - PlayRadio group is completed, the Company will, of course, be in an entirely new business and under entirely new management. For a discussion of the plans for this new business, you are referred to the Company's proxy statement noted above. We have been advised by representatives of the Bravo - PlayRadio group that there have been no material adverse changes in their plans or prospects, as outlined in the proxy statement.


FORWARD LOOKING STATEMENTS

The preceding discussion by the management of the Company contains various forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward looking statements. Forward looking statements include, without limitation, expectations as to results of operations and financial condition including changes in capacity, revenues and costs, expectations of future financing needs, economic projections and the Company's overall objectives for future operation. All forward looking statements in this report are based upon information available to management on the date of this report. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events, or otherwise. Forward looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The most important of these factors is the proposed Bravo - PlayRadio merger and sale of assets. If these transactions are completed, the Company and its shareholders will be in the hands of new management, operating and developing an entirely new business. The failure of these transactions to materialize would raise other factors beyond the Company's control which could adversely affect its actual results. Some of these factors include: failure to maintain breakeven levels of mobile homes sales in the face of the industry's continued downturn and the resulting flooding of the market with distressed inventory; difficulty in maintaining current credit arrangements with our floor plan lenders to stock inventory at appropriate levels; possible reduced availability of financing to our customers at affordable interest rates; and a slowdown in economic conditions generally within the southeastern United States and particularly in Georgia and western South Carolina, where the Company's operations are located.

Additional information concerning these and other factors which could affect the Company is contained in the Company's 10-K Report for its fiscal year ended March 31, 2000, filed with the Securities and Exchange Commission dated June 29, 2000, which is available on the Commission's web site, www.sec.gov.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits required to be filed by Item 601 of Regulation S-K:

11.1     Earnings per Share Calculation
27       Financial Data Schedule
99       Definitive Proxy Statement for the Company's Special Meeting of
           Shareholders, filed by the Company on July 19, 2000 and hereby Incorporated by Reference


(b)      Reports on Form 8-K

     None

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             APPLE HOMES CORPORATION

August 14, 2000                              /s/ Laura H. Rollins
---------------                              -----------------------------------
    (Date)                                   Laura H. Rollins
                                             Chief Financial Officer
                                             Apple Homes Corporation