Form 10QSB
period 2000-09-30
GENFINITY CORP
filed 2000-11-20
CIK 934330

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                             to
                               -------------------------------------------
                                                                            .
----------------------------------------------------------------------------

Commission File Number 0-22045

----------------------------------------------------------------------------

                              GENFINITY CORP0RATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

     District of Delaware                                     13-3525328
-------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                              GENFINITY CORPORATION
                                308 West Rosemary
                        Chapel Hill, North Carolina 27516
                    (Address of principal executive offices)

                                 (919) 960-2660
                           (Issuer's telephone number)

                             APPLE HOMES CORPORATION
                              124 North Belair Road
                              Evans, Georgia 30809
   ---------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes   (X)                              No   (_)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,121,367 shares of Common Stock, $.002 par value, were outstanding as of September 30, 2000.

Transitional Small Business Disclosure Forms (check one):

             Yes   (_)                              No   (X)

ITEM I - FINANCIAL STATEMENTS.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                              INDEX TO FORM 10-QSB

                               SEPTEMBER 30, 2000







                                                                       Page Nos.
                                                                       ---------
PART I - FINANCIAL INFORMATION:


  CONSOLIDATED BALANCE SHEET                                                 1
        At September 30, 2000


  CONSOLIDATED STATEMENT OF OPERATIONS                                      2-3
        For the Six Months Ended September 30, 2000 and 1999
        For the Three Months Ended September 30, 2000 and 1999


  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY                        4
        For the Six Months Ended September 30, 2000


  CONSOLIDATED STATEMENTS OF CASH FLOWS                                      5
        For the Six Months Ended September 30, 2000 and 1999


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                6-16


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                              AT SEPTEMBER 30, 2000


                                     ASSETS
----------------------------------------------------------------------------

CURRENT ASSETS
  Cash and cash equivalents                                      $    25,867
  Trade accounts receivable, net of allowance for
    doubtful accounts of $20,850                                     217,474
  Receivable under asset sale                                        400,000
  Prepaid expenses                                                   106,019
                                                                 -----------
    TOTAL CURRENT ASSETS                                             749,360
                                                                 -----------
PROPERTY AND EQUIPMENT - at cost, net of  accumulated
  depreciation                                                       233,596

INTANGIBLE ASSETS, net of accumulated amortization                    55,145

SECURITY DEPOSITS                                                     12,141
                                                                 -----------
    TOTAL ASSETS                                                 $ 1,050,242
                                                                 ===========

----------------------------------------------------------------------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------------------------------------------

CURRENT LIABILITIES
  Accrued merger costs                                           $   389,660
  Other accrued liabilities                                          251,055
  Accrued interest - convertible debentures                           13,326
  Due to related parties                                             116,125
                                                                 -----------
    TOTAL CURRENT LIABILITIES                                        770,166
                                                                 -----------
CONVERTIBLE DEBENTURES                                               387,500
                                                                 -----------
    TOTAL LIABILITIES                                              1,157,666
                                                                 -----------
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Notes 5, 6 and 7)

STOCKHOLDERS' DEFICIENCY
  Common stock - $.002 par value; authorized 60,000,000
    shares, issued and outstanding 22,121,367 shares                  44,243
  Additional paid-in capital                                       4,743,162
  Accumulated deficit                                             (4,894,829)
                                                                 -----------
    TOTAL STOCKHOLDERS' DEFICIENCY                                  (107,424)
                                                                 -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $ 1,050,242
                                                                 ===========
----------------------------------------------------------------------------


See accompanying notes.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

----------------------------------------------------------------    ------------
                                                        2000            1999
                                                    ------------    ------------
----------------------------------------------------------------    ------------

REVENUES                                            $    860,857    $    245,177

COST OF REVENUES                                         380,782         165,715
                                                    ------------    ------------
    GROSS PROFIT                                         480,075          79,462

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES             786,506          59,895
                                                    ------------    ------------
    (LOSS) INCOME FROM OPERATIONS                       (306,431)         19,567

WRITE-OFF OF EXCESS OF ACQUISITION COST OVER
  FAIR VALUE OF NET ASSETS ACQUIRED                    4,580,416              --
                                                    ------------    ------------
(LOSS) INCOME BEFORE INCOME TAXES                     (4,886,847)         19,567

PROVISION FOR INCOME TAXES                                    --              --
                                                    ------------    ------------
     NET (LOSS) INCOME                              $ (4,886,847)   $     19,567
                                                    ============    ============

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
  SHARE                                             $       (.24)   $         --
                                                    ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                     20,000,000      20,000,000
                                                    ============    ============
--------------------------------------------------------------------------------

See accompanying notes.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                       2000            1999
                                                   ------------    ------------

REVENUES                                           $    435,049    $    123,210

COST OF REVENUES                                        204,497         133,706
                                                   ------------    ------------
    GROSS PROFIT                                        230,552         (10,496)

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            453,712          31,367
                                                   ------------    ------------
    LOSS FROM OPERATIONS                               (223,160)        (41,863)

WRITE-OFF OF EXCESS OF ACQUISITION COST OVER
  FAIR VALUE OF NET ASSETS ACQUIRED                   4,580,416              --
                                                   ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES                                              (4,803,576)        (41,863)

PROVISION FOR INCOME TAXES                                   --              --
                                                   ------------    ------------
     NET LOSS                                      $ (4,803,576)   $    (41,863)
                                                   ============    ============


BASIC AND DILUTED NET LOSS PER COMMON SHARE        $       (.24)   $         --
                                                   ============    ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                    20,000,000      20,000,000
                                                   ============    ============


See accompanying notes.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

----------------------------------------------------------------------------------------------------------------------------

                                                                                                   Retained
                                               Common Stock           Additional                   Earnings
                                         -------------------------     Paid-in    Subscriptions  (Accumulated
                                            Shares        Amount       Capital      Receivable      Deficit)        Total
                                         -----------   -----------   -----------   -----------    -----------    -----------
----------------------------------------------------------------------------------------------------------------------------
Balance - March 31, 2000 (1)              20,000,000   $    40,000   $   504,671   $  (300,000)   $    (7,982)   $   236,689

Common shares to Apple shareholders in
  reverse merger - September 30, 2000      2,121,367         4,243     4,238,491            --             --      4,242,734

Receipts of stock subscriptions                   --            --            --       300,000             --        300,000

Net loss                                          --            --            --            --     (4,886,847)    (4,886,847)
                                         -----------   -----------   -----------   -----------    -----------    -----------
Balance - September 30, 2000              22,121,367   $    44,243   $ 4,743,162   $        --    $(4,894,829)   $  (107,424)
                                         ===========   ===========   ===========   ===========    ===========    ===========
----------------------------------------------------------------------------------------------------------------------------

(1) Share amounts have been restated to reflect the merger transactions effected in April and May of 2000 (Note 1).

See accompanying notes.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

------------------------------------------------------------------------------
                                                        2000           1999
                                                    -----------    -----------
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss) income                                 $(4,886,847)   $    19,567
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Non-cash portion of write-off of excess of
         acquisition cost over fair value of net
         assets acquired                              4,104,560             --
       Depreciation and amortization                     68,190         11,507
                                                    -----------    -----------
  Cash (used in) provided by:
    Accounts receivable                                (110,928)       (10,320)
    Prepaid expenses and other assets                  (101,463)            --
    Accounts payable and accrued liabilities            544,705         16,997
    Security deposit                                    (12,141)            --
                                                    -----------    -----------
      NET CASH (USED IN) PROVIDED BY OPERATING
        ACTIVITIES                                     (393,924)        37,751
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                  (99,173)       (32,108)
  Intangible assets expenditures                        (13,319)            --
                                                    -----------    -----------
    NET CASH USED IN INVESTING ACTIVITIES              (112,492)       (32,108)
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments to related parties                           (16,545)        (5,575)
  Proceeds from issuance of stock                       300,000             --
  Proceeds from asset sale                              200,000             --
                                                    -----------    -----------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                        483,455         (5,575)
                                                    -----------    -----------
(DECREASE) INCREASE IN CASH                             (22,961)            68

CASH AND CASH EQUIVALENTS - BEGINNING                    48,828          3,072
                                                    -----------    -----------
CASH AND CASH EQUIVALENTS - ENDING                  $    25,867    $     3,140
                                                    ===========    ===========
SUPPLEMENTAL INFORMATION:
------------------------

  Cash paid during the period for:
    Interest                                        $       900    $        --
                                                    ===========    ===========
    Income taxes
                                                    $        --    $        --
                                                    ===========    ===========
------------------------------------------------------------------------------

See accompanying notes.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

NOTE  1 -   NATURE OF BUSINESS

Basis of Presentation
---------------------

The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended March 31, 2000, included in the Company's Form 10KSB as filed with the Securities and Exchange Commission. Fiscal years will continue to end on March 31st.

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Description of Business
-----------------------

Genfinity Corporation ("Genfinity"), previously known as Apple Homes Corporation, was organized as a Delaware corporation on April 17, 1989 under the name PLAM Properties, Inc. It changed its name to Mayfair Homes Corporation in 1993 to reflect the name of its principal residential development and again to Apple Homes Corporation in 1997 to reflect the trade name under which it operates its manufactured home sales centers. On September 30, 2000, Genfinity merged with Bravo.com Acquisition Corp. ("Bravo") and PlayRadio.net Acquisition Corp. ("PlayRadio") and sold its historical business of the selling and the installation of manufactured homes (the "Merger Transaction"). Upon the filing of the Certificates of Merger with the State of Delaware the name of the corporation was changed to Genfinity Corporation. Genfinity's new business consists of the combined operations of Bravo and PlayRadio. Two of the operations are currently generating revenues and their services consist of web development, application services and hosting. The other three operations are under development and have not generated any revenue.

Genfinity Corporation now has three primary operating lines:

1) NetworkArts is the continuation of the predecessor NetworkArts and Calvander business operations that were combined with the Bravo.com Acquisition Corporation merger.

2) Genfinity Consulting Services is a new operating line that concentrates on consulting services to medium-to-large organizations.

3)   LetterPath is a development stage operating line focusing on the

     LetterPath products and services.

Additional information on the Merger Transaction is found in Note 2 and in the Management Presentation in Item 2 of this document. Information on the Bravo.com Acquisition Corporation and PlayRadio.net Acquisition Corporation business formations is contained in the Management Presentation in Item 2 of this document and the Definitive Proxy Statement dated July 19th 2000.

No assurance can be given that Genfinity can complete the development and successfully commercialize the above described businesses under development.

Basis of Consolidation
----------------------

The consolidated financial statements include the accounts of Bravo and PlayRadio, and commencing September 30, 2000, Genfinity (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000



NOTE  2 -   MERGER TRANSACTIONS

Merger - September 30, 2000
---------------------------

On September 30, 2000, pursuant to a merger agreement dated May 10, 2000, Genfinity completed a merger with Bravo.com Acquisition Corp. ("Bravo") and PlayRadio.net Acquisition Corp. ("PlayRadio"), whereby all of the outstanding common shares of Bravo and PlayRadio held by its shareholders were exchanged for 20,000,000 shares of common stock of Genfinity. The merger was considered a reverse merger in that the shareholders of Bravo and PlayRadio collectively owned 90.4% of the common stock of Genfinity after the stock issuances.

Bravo and PlayRadio were incorporated on April 3, 2000 in the state of New York for the purpose of bringing together existing internet-related businesses. Bravo and PlayRadio each had 10,000,000 shares of authorized, issued and outstanding common stock at $0.0001 par value at the date of the merger with Apple. On the effective date of the merger, the separate existence of Bravo and PlayRadio ceased, and Apple survived as the surviving corporation, governed under the laws of Delaware. The reverse merger has been accounted for under the purchase method of accounting with Bravo and PlayRadio being the acquirer. The excess of the acquisition cost over the fair value of the net assets acquired was treated as an expense on the effective date of the merger, September 30, 2000.

The merger agreement also provided that on the effective date of closing, the surviving corporation will sell to Apple Homes Acquisition Corp. ("AHAC") all of Apple's existing assets and business, along with the assumption of all of Apple's contracts, liabilities and duties other than Apple's debentures and Apple's warrants. AHAC, Bravo, and PlayRadio have a major common shareholder, Thomas Kontogiannis. As a purchase price for the sale of assets, AHAC will pay to Apple $1,500,000 less the amount by which the cash and cash equivalents of Apple transferred to AHAC in the transaction total less than $800,000. The purchase price was reduced on the closing date by a cash shortfall of $600,000. In addition, expenses and commissions, in connection with this sale, were $300,000. As of September 30, 2000, a balance of $400,000 was outstanding under this asset sale. The $400,000 was received in October and November of 2000.

The above transactions were approved by a vote of the stockholders of Apple held on August 21, 2000.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000



NOTE  2 -   MERGER TRANSACTIONS (Continued)

Mergers - April and May of 2000
-------------------------------

Bravo Group:

The Bravo group consisted of The Calvander Corporation ("Calvander"), NetworkArts, Inc. ("Network") and LetterPath, Inc. ("LetterPath").

On May 1, 2000, Calvander, Network and LetterPath entered into a merger agreement with Bravo, whereby the shareholders of Calvander received 3,100,000 shares of Bravo in exchange for all 1,500 shares of Calvander and the shareholders of Network received 1,000,000 shares of Bravo in exchange for all 1,000,000 shares of Network and the shareholders of LetterPath received 3,000,000 shares of Bravo in exchange for all 1,802,332 shares of LetterPath. The founding shareholders of Bravo received 2,900,000 shares of the common stock of Bravo upon its formation.

Calvander was incorporated in the state of Delaware on November 12, 1999. Calvander, doing business as "Catalogue.com", is a full-service web development and application service provider.

In November of 1999, the shareholders of Calvander contributed the assets of a former corporation to Calvander. The net assets were valued at $155,000, which was recorded as additional paid-in capital. The former corporation operated a Web development business organized as Catalogue.com, Inc.

Historical and pro forma financial information has not been provided for the six months ended September 30, 1999 because the contributed operations were co-mingled with other lines of business and separate financial information is unavailable.

Network was incorporated in the state of North Carolina on July 6, 1998. Network is an Internet Web Site development, management, and hosting firm. Network acquired the assets of Signal Interactive, Inc. in July of 1998, thereby creating the goodwill on the books of Network of $52,446.

On March 22, 2000, Network effected a 100-to-1 stock split, thereby increasing the number of issued and outstanding shares to 1,000,000, and decreasing the par value of each share to $0.0001.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000



NOTE  2 -   MERGER TRANSACTIONS (Continued)

Mergers - April and May of 2000 (Continued)
-------------------------------

Bravo Group: (Continued)

LetterPath was incorporated on September 9, 1999 in the state of North Carolina. LetterPath is a development-stage company, which has not generated any revenues to date. LetterPath has a patent-pending for a process for converting an e-mail message to a paper document formatted to the customer's specifications.

On February 8, 2000, the shareholders and directors of LetterPath declared a dividend of 14.29982 shares of common stock on each share of common stock issued and outstanding, thereby increasing the number of shares of common stock to 1,529,982 from 100,000.

On March 25, 2000, LetterPath entered into a stock purchase agreement with a shareholder of Calvander, whereby the shareholder of Calvander agreed to pay the shareholders of LetterPath an aggregate of $200,000 and to pay LetterPath the sum of $300,000. Upon receipt of these payments, the shareholders of LetterPath agreed to transfer an aggregate of 180,236 of their own common shares and LetterPath agreed to issue 270,332 common shares to the shareholder of Calvander.

PlayRadio Group:

PlayRadio is a New York corporation incorporated on April 3, 2000 as "Motel.com". PlayRadio has two divisions, effective May 1, 2000: (1) PlayRadio, and (2) MoneyLink.

PlayRadio is a web-based music broadcasting platform. It is still in the process of starting up its commercial operations.

On October 28, 1999, MoneyLink Capital.com, Inc. ("MoneyLink") was incorporated in the state of Delaware with 1,500 authorized, unissued shares. On April 28, 2000, one share was issued with no par value for $1. On May 1, 2000, the sole shareholder of MoneyLink entered into a merger agreement with PlayRadio, whereby the shareholder of MoneyLink received 4,275,000 shares of PlayRadio in exchange for one share of MoneyLink common stock and $427.50. MoneyLink thereby became a division of PlayRadio. MoneyLink has the rights to a software program that automates the process of applying for a home mortgage on the Internet. MoneyLink is still in the start-up stage and does not have any commercial operations or employees to date.

The total common shares of PlayRadio outstanding at the time of the merger with Apple was 10,000,000.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000



NOTE  3 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.


Foreign Currency Exposure
-------------------------

The Corporation's current activities have all been denominated in dollars. Consequently there has been no Foreign Currency Exposure.

Accounts Receivable
-------------------

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for doubtful accounts has been provided aggregating $20,850 as of September 30, 2000.


Property and Equipment
----------------------

Depreciation is provided for using the straight-line method over the estimated useful lives of three to seven years.


Intangible Assets
-----------------

Intangible assets consist of goodwill, patents rights, domain name rights and organization costs. Goodwill represents the excess of the cost of a company acquired in July 1998 over the fair value of its net assets at the date of acquisition. Goodwill is amortized on the straight-line method over 15 years. Other intangible assets are being amortized on the straight-line method over five years.

The Corporation holds title to a number of Internet domains and related intangible assets. The costs of maintaining and protecting these assets are charged to expense as incurred.

Stock-Based Compensation
------------------------

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", Bravo and Radio account for stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the provisions of SFAS No. 123, Bravo recorded compensation expense for options granted to non-employees during the six months ended June 30, 2000 at the fair value of services rendered.

Loss Per Share
--------------

Basic earnings per share ("basic EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("diluted EPS") gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents. See Note 9 for potentially dilutable securities

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000



NOTE  3 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising
-----------

Advertising costs are charged to operations when incurred. Advertising expense for the six months ended September 30, 2000 and 1999 was $-0- and $-0-, respectively.

Revenue Recognition
-------------------

Fees for Web development, management, and hosting services are recognized when earned.

Income Taxes
------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Prior to the merger date of May 1, 2000, each company's tax situation was as follows:

-  The Calvander Corporation

Calvander's tax loss for the year ended December 31, 1999 has been carried forward was utilized during the four months ending April 30, 2000. No deferred and current tax provision has been provided as it has been estimated to be insignificant.

-  NetworkArts, Inc.

NetworkArts elected to be an "S" corporation for Federal and State tax purposes. In general, an "S" corporation does not pay a tax on its income since the shareholders are responsible for paying income taxes on the taxable income earned by the corporation. Accordingly, no Federal and State corporation taxes were provided for NetworkArts prior to May 1, 2000. Pursuant to the May 1, 2000 merger discussed in Note 1, NetworkArts terminated its "S" corporation status. No accumulated deficit existed on April 30, 2000. If NetworkArts had been a "C" corporation, the tax provisions would have been insignificant for the periods prior to May 1, 2000.

-  LetterPath, Inc.

LetterPath had no operations during the year ended December 31, 1999 and incurred a loss during the four months ended April 30, 2000. A deferred tax asset has not been recorded as it has been estimated to be insignificant.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000



NOTE  3 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)
------------

PlayRadio.net Acquisition Corp. and MoneyLink Capital.com, Inc.
---------------------------------------------------------------

PlayRadio and MoneyLink have no revenues from operations to date. No tax benefit has been provided for the period prior to the merger as it has been estimated to be insignificant.


Effective with the Bravo and PlayRadio mergers on May 1, 2000, Calvander, Network, LetterPath and MoneyLink ceased to exist. Bravo and PlayRadio reported combined net income of approximately $4,000. No current tax provision has been provided as it has been estimated to be insignificant.

There are no Federal or State tax credits that have been carried forward.

Use of Estimates
----------------

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities, the carrying amounts approximate fair value due to their short maturities. The carrying amounts of long-term debt approximate fair value due to the length of maturities, as well as borrowing rates currently available for bank loans with similar terms and maturities.

Impairment of Assets
--------------------

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Management has not identified any such impairment losses.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000



NOTE  4 -   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


       Office and computer equipment              $  414,375
       Office furniture and fixtures                  24,052
                                                  ----------
                                                     438,427
       Accumulated depreciation                    (204,831)
                                                  ----------
                                                  $  233,596
                                                  ==========

Depreciation expense for the six months ended September 30, 2000 and 1999 was $62,906 and $10,573, respectively.

NOTE  5 -   INTANGIBLE ASSETS

Intangible assets consisted of the following:

       ------------------------------------------------------

       Goodwill                                    $  52,446
       Other                                          14,506
                                                   ---------
                                                      66,952
       Accumulated amortization                     (11,807)
                                                   ---------
                                                   $  55,145
                                                   =========
       ------------------------------------------------------

Amortization expense for the six months ended September 30, 2000 and 1999 was $5,284 and $934, respectively.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000



NOTE  6 -   RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of the following:


          Advances from shareholders and relative
            of shareholders                                      $  99,125
          Two-year note payable to certain
            shareholders at 9% interest and equal
            monthly installments of $1,000
            beginning April of 2000; secured by
            certain computer equipment                              17,000
                                                                 ---------
                    Total                                        $ 116,125
                                                                 =========

The two-year note payable to shareholders described above included an option to purchase common shares representing 4.5% of issued and outstanding stock of Network at an exercise price equal to one month's principal payment. The option was exercised during March of 2000.


A leasing company, controlled by a Director at the date of the Merger Transaction, had executed a lease with Calvander for certain computing equipment on a 24 month operating lease. Payments for this lease are:

2000 $22,387.64 (calendar year)
2001 $24,422.88
2002 $2,035.24

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000



NOTE  7 -   CONVERTIBLE DEBENTURES

As part of the merger transaction completed on September 30, 2000 (Note 2), the liabilities under various convertible debentures remained as obligations of Genfinity. During the year ended March 31, 1994, Apple completed a private placement of seventeen debentures in the principal amount of $300,000. The debentures are due in 2003, pay interest semi-annually at 10.0% and are convertible by the holders after two years into shares of the Company's common stock at a conversion ratio of $2.00 per share subject to anti-dilution rights. As of September 30, 2000, $115,000 of the original debentures have been converted to stock, leaving a remaining balance of $185,000.

In December 1998, Apple offered convertible subordinated debentures as a private placement, pursuant to Rule 504 of Regulation D of the 1933 Securities Act. As of March 31, 2000, Apple completed the placement of $202,500 of debentures to eight investors. The debentures are due five years from their date of issue. They bear interest, payable semi-annually, at a rate of 10.0% per annum. They are convertible into common stock of the Company at the conversion price of $5.00 per share subject to anti-dilution rights. There were no conversions into common stock as of September 30, 2000.

NOTE  8 -   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

Leases and Contractual Commitments
----------------------------------

On September 15, 1998, Calvander entered into a three-year lease agreement with a third party for dedicated Internet access. The lease provides for a minimum monthly billing of $3,594.

On May 24, 2000, Bravo entered into a 50-month lease agreement for a new furnished facility in Chapel Hill, North Carolina. The lease requires minimal annual rent payments of $19.00 per square foot (7,778), with escalation clauses of 4% over the previous year's rent for years two, three, and four. In addition, the lease requires $1.50 per square foot for the furniture. The lease expires on July 14, 2004.

Future minimum lease payments are as follows:


            Year Ending September 30
            ------------------------

                     2001                                       $ 202,578
                     2002                                         176,142
                     2003                                         171,508
                     2004                                         177,902
                                                                ---------
                                                                $ 728,130
                                                                =========

Genfinity Corporation leases space where connectivity to customers and the Internet provider is maintained. Payments are made on a month-to-month basis at a cost of $2,400 per month.

In April 2000, LetterPath entered into a 12-month lease agreement for an unfurnished facility in Chapel Hill, North Carolina. The lease requires minimum payments in the Year Ending December 2000 of $23,600, and in the Year Ending December 2001 of $8,600. The facility has never been actively used and the Corporation is actively seeking to release the space.

In July 2000, LetterPath entered into a secured finance transaction for certain equipment and services to be provided by an outside vendor. Installation of the equipment was not accepted and the Corporation anticipates that the funds advanced to execute the transaction, shown as Prepaid Expenses, will be returned.

Genfinity Corporation entered into a services agreement in September 2000 that has a total value of $100,000 with payments on a quarterly basis commencing in the 4th calendar quarter of 2000 thru calendar 3rd quarter 2002.

Genfinity Corporation does not currently have any binding bank covenants or short term borrowing lines.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000



NOTE  8 -   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS (Continued)

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluations of customers' financial condition are performed and generally no collateral is required. The Company has not experienced any material losses in these transactions and maintains a reserve for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations.

One customer accounted for approximately 21% of the accounts receivable balance at September 30, 2000, contributing approximately 32% of six month revenues, and 65% of sales for the continuing accounts.

NOTE 9 - STOCKHOLDERS' EQUITY

As of September 30, 2000, the Company had outstanding Class A warrants allowing holders to purchase 2,913,872 shares of the Corporation's common stock at $6.50 per share. The warrants expire on December 31, 2001. The holders of the warrants have certain anti-dilution rights.

On August 21, 2000, the shareholders approved an amendment to the Corporation's article of incorporation increasing the number of authorized common shares from 10,000,000 to 60,000,000, as part of the approval of the Merger Transaction.

The total number of shares authorized for Genfinity Corporation is 60,000,000.

As of September 30, 2000, at the completion of the Merger Agreement, the number of shares was 22,121,367.

The total number of shares as per the Definitive Proxy Statement was 22,101,367. In the July 2000 period, a conversion of a debenture was made for 20,000 shares that increased the total number of shares outstanding.

In addition to shares outstanding, Convertible Debenture Holders have certain rights of conversion as well as anti-dilution rights that are continued from the original issue by Apple Homes Corporation to Genfinity Corporation.

Securities that could potentially dilute basic earnings per share (`EPS') in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:




          Warrants to purchase common stock                      2,913,872
          Convertible Debentures (assumed conversion at
             September 30, 2000                                  1,400,000
                                                                 ---------
          Total as of September 30, 2000                         4,313,872
                                                                 =========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a.       Background Information

On September 30, 2000 control of the Apple Homes Corporation changed from its prior board of directors to Thomas Kontogiannis and Robert Shatles and directors designated by them, including Ray E. Shain, David Cymrot, Nick Tsismenakis and Hiram Dixon Settle III. (Mr. Ed Tyler was listed in the Proxy Statement as a director of the Company, however; he has since declined the position due to his lack of time.) This change of control was effectuated by the merger of Bravo.com Acquisition Corporation ("Bravo") and PlayRadio.net Acquisition Corporation (PlayRadio) into Apple Homes, Inc.

As part of the mergers, Apple Homes Corporation's name has been changed to Genfinity Corporation (ticker symbol on the OTC Bulletin Board - GFIN). The original terms of the deal called for the name of the Apple Homes Corporation to be changed to Letterpath, Inc., but the parties agreed on the new name as being more representative of the multiple businesses in which the Registrant intends to engage. Warrants of Apple Homes, Inc. remain the obligation of Genfinity Corporation. (ticker symbol on the OTC Bulletin Board - GFINW).

In the mergers, 20 million shares of common stock of the Apple Homes Corporation representing approximately 90.5% of its outstanding stock, was issued to the former stockholders of the Bravo and PlayRadio. Of these shares, Mr. Kontogiannis beneficially owns 9,373,000 shares of the Registrant's common stock, or 43.4%, Mr. Shatles beneficially owns 1,895,000 shares, or 8.57%, and the four new directors appointed in the transaction own in the aggregate 1,902,000 shares or 8.6%. Mr. Ray Shain has subsequently left the board for personal reasons. He retains his level of beneficial share interest. The remaining three directors now own in the aggregate 1,502,000 shares or 6.8%.

On September 30, 2000 as part of the agreement under which the mergers referred to in the Definitive Proxy took place, the Genfinity Corporation sold to Apple Homes Acquisition Corporation, a Georgia corporation controlled by Thomas Kontogiannis, all of the assets and business of the home related business (as it existed as Apple Homes Corporation, immediately prior to the Merger Transaction), and Apple Homes Acquisition Corporation assumed all of the liabilities of the Apple Homes Corporation other than its obligations to then existing debenture holders and warrant holders. Please see other Notes for additional information and explanation.

Apple Homes Acquisition Corporation's intent is to continue the original business of the Apple Homes Corporation. As part of this intent, it will change its name to Apple Homes Corporation.

As part of the sale of assets, Apple Homes Acquisition Corporation was to have caused the personal guaranties issued by E. Samuel Evans, the President of the Registrant, to be released. These guaranties included substantially all of the Registrant's outstanding debt totaling at the date of closing approximately $7,600,000. Instead, it was decided at the closing to have these guaranties continue, with Mr. Evans to be indemnified by the Apple Homes Acquisition Corporation and Mr. Kontogiannis against loss as a result of their continuance. The change was made to accommodate the desires of the Apple Homes Corporation's principal floor plan lenders the debts to whom were assumed by the Apple Homes Acquisition Corporation as part of the transaction.

As consideration for his agreement to continue his guaranties, Mr. Evans received 10% of the stock of the Apple Homes Acquisition Corporation. This consideration was not part of the original agreement for the sale of the Apple Homes Corporation. assets as described in the Definitive Proxy statement.

Also at the closing, Mr. Evans, formerly the President and Chief Executive Officer of the Registrant, was elected as President and Chief Operating Officer of the Apple Homes Acquisition Corporation and Laura H. Rollins, formerly the Secretary and Treasurer and Chief Financial Officer of Apple Homes Corporation, was elected Secretary and Treasurer and Chief Financial Officer of the Apple Homes Acquisition Corporation.

Apple Homes Acquisition Corporation is now a private Georgia Corporation. Detailed information concerning prior periods for Apple Homes Corporation, prior to the merger and sale transaction, including a description of its business, property, legal proceedings, and market price and dividends paid on its Common Stock, as well as audited financial statements for its fiscal years ended March 31, 1998, 1999 and 2000 selected financial data and supplementary financial information and a management discussion and analysis of Apple Homes, Inc. financial condition and results of operations are contained in Apple Homes Corporation. Annual Report on Form 10-K for its fiscal year ended March 31, 2000, filed with the SEC on June 29, 2000.



Business Combinations Prior to September 30, 2000

Background Information

The background information is to provide a brief summary of the activity that resulted in operations of Genfinity Corporation. This summary is limited to the business combinations as already discussed in the Definitive Proxy, dated July 19th, 2000.

Bravo.com Acquisition Corp.
---------------------------

The Bravo.com Acquisition Corp. consisted of The Calvander Corporation ("Calvander"), NetworkArts, Inc. ("NetworkArts") and LetterPath, Inc. ("LetterPath").

On May 1, 2000, Calvander, NetworkArts and LetterPath entered into a merger agreement with Bravo, whereby the shareholders of Calvander received 3,100,000 shares of Bravo in exchange for all 1,500 shares of Calvander and the shareholders of NetworkArts received 1,000,000 shares of Bravo in exchange for all 1,000,000 shares of NetworkArts and the shareholders of LetterPath received 3,000,000 shares of Bravo in exchange for all 1,802,332 shares of LetterPath. The founding shareholders of Bravo received 2,900,000 shares of the common stock of Bravo upon its formation. A definitive Shareholder Agreement was executed June 9, 2000.


The Calvander Corporation

The Calvander Corporation ("Calvander") was incorporated in the state of Delaware on November 12, 1999. Calvander, doing business as "Catalogue.com", is a full-service web development and application service provider. In November of 1999, the shareholders of Calvander contributed the assets of a former corporation to Calvander. The net assets were valued at $155,000, which was recorded as additional paid-in capital. The former corporation operated a Web development business organized as Catalogue.com, Inc. (New York)


NetworkArts, Inc.

NetworkArts, Inc. ("Network") was incorporated in the state of North Carolina on July 6, 1998. NetworkArts is an Internet Web Site development, management, and hosting firm. NetworkArts acquired the assets of Signal Interactive, Inc. in July of 1998.


LetterPath, Inc.

LetterPath, Inc. ("LetterPath") was incorporated on September 9, 1999 in the state of North Carolina. LetterPath is a development-stage company, which has not generated any revenue to date. The May 1, 2000 Merger Agreement for Bravo followed an earlier Stock Purchase Agreement dated March 25, 2000. LetterPath owns the rights to a patent-pending process for converting an e-mail message to a paper document formatted to the customer's specifications.


PlayRadio Group
---------------

PlayRadio.net Acquisition Corporation ("PlayRadio") was incorporated in New York on April 3, 2000 as "Motel.com". PlayRadio has two divisions, effective May 1, 2000: (1) PlayRadio.Net, and (2) MoneyLink Capital.

PlayRadio.Net

PlayRadio.Net is a development stage company merged into Genfinity Corporation with the conclusion of the merger with Apple Homes, Inc. PlayRadio consists of two divisions: PlayRadio.net and MoneyLink Capital.

PlayRadio owns the rights to the name and source codes of the "PlayRadio.net" website. PlayRadio.net broadcasts radio channels through the Internet and provides its customers with information on music artists, concerts and PlayRadio contests and opportunities to buy music through affiliated websites such as Amazon.com and CDNow.com. This website was set up in March 2000 and was acquired by PlayRadio in April 2000. PlayRadio.net is still in start-up stage and is not producing revenue.

On October 28, 1999, MoneyLink Capital.com, Inc. ("MoneyLink") was incorporated in the state of Delaware with 1,500 authorized, unissued shares. On April 28, 2000, one share was issued with no par value for $1. On May 1, 2000, the sole shareholder of MoneyLink entered into a merger agreement with PlayRadio, whereby the shareholder of MoneyLink received 4,275,000 shares of PlayRadio in exchange for one share of MoneyLink common stock and $427.50. MoneyLink thereby became a division of PlayRadio. MoneyLink has the rights to a unique software program that automates the process of applying for a home mortgage on the Internet. It is the licensee of Coastal Capital Corporation's The Mortgage Shop.com. MoneyLink is still in start-up stage and is not producing revenue..



b.       Management Discussion of Operations



The financial statements and background information provided in this document reflect a period of extensive transitions for Genfinity Corporation. Changes since the last reporting period for Apple Homes, Inc. include:

o A Merger Transaction, September 30, 2000, wherein Bravo.com Acquisition Corporation and PlayRadio.net Acquisition Corporation were merged into the Corporation. An Apple Home, Inc. stockholder vote to approve the merger was finalized on August 21, 2000 at a special meeting of stockholders of record as of June 30, 2000, with 99.85% of the votes received approving the merger and sale of assets. The stockholder vote was held on the material in the Definitive Proxy dated July 19, 2000.
o Concurrent sale of the operating businesses that have been Apple Homes, Inc. to Apple Homes Acquisition Corporation on September 30, 2000.
o Integration of operations for Bravo.com Acquisition Corporation operating groups.
o Introduction of a substantially new management team to operations combined from Bravo.com Acquisition Corporation, PlayRadio Acquisition Corporation, and new business and markets.

Genfinity Corporation operates in a single line of business for segment reporting. The Internet, consulting, and Internet-based services industries are all undergoing extreme turbulence and volatility as markets, equity/capital markets, technology, business landscape, and demographic changes are all radically changing. Genfinity Corporation's continuing operations will depend on both its own actions and the combined effect of external forces.

Genfinity Corporation's President is Shea Tisdale. Mr. Tisdale is a widely respected web designer and consultant who led site developments for IBM, NASA, John Deere, and many other organizations. The merger of companies to form Genfinity Corporation sustains his team of talented web and graphics designers, software specialists, and production support.

Genfinity Corporation's Chief Operating Officer is Arnold W. Kwong. Mr. Kwong has more than 25 years of working in engineering, information technology, and management. His experience includes management at GartnerGroup, patent work in telecommunications, and development of Total Cost of Ownership methodologies.

The consultants, sales and marketing, and operations specialists joining Genfinity Corporation bring an average of more than 20 years experience to focus on operations and customer fulfillment. Their backgrounds building and improving operations includes:
o setting up and improving customer service at both small and large corporations,
o recruiting and developing a sales force to establish and build revenue from startup to tens of millions,
o establishing and sustaining measurement programs at large international manufacturers, o designing and delivering large and small scale software products, and
o deploying extensive computer networks for team collaboration and workforce productivity.

Genfinity Corporation has three operating lines:
1) The NetworkArts brand provides sophisticated Internet World Wide Web site development, web marketing programs, e-commerce B2B (business to business) and B2C (business to consumer) solutions to both `clicks' and `mortar' companies. Operations for PlayRadio.net and MoneyLink Capital are shared with NetworkArts.
2) Genfinity Consulting Services provides high-end management consulting to medium-to-large organizations in practice areas such as Total Cost of Ownership, Metrics (business operations and information-technology measurement), Customer Bonding, and Transition Management.
3) LetterPath is a development stage line of business to provide organizations and the general public with a tool to send a mailed communication from the Internet, or directly from a computer system, anywhere in the world via postal mail or courier.

The following brief descriptions of these operating lines should be viewed by readers with several common factors in mind:
o   Genfinity is a new business operation with very limited operating history.
o Comparisons of financial and operating results from period to period is of limited value because of radical changes in cost structures, technology marketplaces, and business operations.

o Significant risks for continued financing, retention of key personnel, and continuing customer relationships exist and will continue for the foreseeable future. If any significant failures occur in obtaining timely financing, retaining key personnel, or maintaining large customer relationships continued operation of the Corporation is in severe jeopardy.

NetworkArts

Genfinity's has provided a web hosting, web site development, web-based marketing, applications hosting and other related web-based business solutions. Business methods and processes are changing very frequently in response to both new organizational and customer driven issues. As a result, reliance on period-to-period comparisons of revenue and operating results, including costs of sale and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. Genfinity is currently a small business where growth in one or more operating lines will substantially change both the allocations of resources and the financial characterization of the business.

For the current set of statements, substantial majorities of our revenues were from shared and dedicated web hosting/e-commerce services. Consulting revenues and continuing customer support are present and are anticipated to substantially grow. Our strategy is to grow our customer base and revenues by marketing high-value services to a variety of industrial, government, and non-profit organizations. Most of our hosting revenues are generated from recurring monthly fees and bandwidth charges. Many existing customers have under short-term (12 months of less) setup and operating agreements. Material amounts of existing customer revenue operates on a month-to-month contractual basis that may be cancelled on thirty days notice. Large web design and marketing projects are proposed to receive payment in advance typically for more than 20% of the contract amount that may cover the initial work effort for project startup and initial deliverables.

Expenses in the operating line consist of:

o Cost of revenue, which is mainly comprised of compensation and related expenses for technical operations, internet connectivity and other related telecommunications expense, lease expense in particular related to our leased property, and depreciation of equipment;
o Sales and marketing, which is mainly comprised of compensation costs and costs associated with marketing our products and services. Compensation costs include salaries and related benefits, commissions and bonuses. Our marketing expenses include the costs of direct mail, advertising and other marketing programs; and
o General and administrative, which is mainly comprised of compensation and related expenses, occupancy costs, and other operating expenses.

A substantial risk to continuing operations is the availability of highly skilled personnel in an extremely competitive job market. Genfinity operates in areas where personnel can realize substantial salary gains by changing employers and large numbers of positions are being created and filled.

Genfinity has incurred significant losses in the period covered by the financial statements as well as having various Net Operating Loss carryforwards. Further investment in capital equipment, staff, marketing, and product development will require additional financing in both near term and long-term expectations. Failure to obtain timely investment capital will also place continued operations in doubt.

Genfinity intends to expand both the business sold to existing customers and to bring substantial new business by startup of new Consulting Services and extensions to reflect market changes for existing services. Competitors in the web hosting and site management business are both substantial and are actively pursuing business without high regard to immediate profitability. Microsoft, IBM, Qwest, Genuity, and other large organizations have announced substantial efforts to win market share and attention. Some very large competitors (such as Interland) are spending in excess of 200% of revenue to build economies of scale and marketshare. In this marketplace landscape Genfinity will be selective in its prioritization of investment to avoid substantial losses. Even with this care substantial losses may be incurred from continuing historical operations. Our ability to achieve profitability and positive cash flow from these operations will be dependent upon our ability to grow our revenues substantially and achieve longer-term commitments from our customers.

Substantial changes in the market for web site design and implementation are occurring as the technology matures and many new firms and individuals enter the marketplace. Large-scale projects are becoming increasingly complex and requiring high-risk time schedules. Small projects are becoming a commodity product that is often used as a promotional leader by organizations seeking to expand marketplace awareness and service/product marketshare. In this climate the development of human resources, expending appropriate capital to maintain a competitive infrastructure, and continuing efforts to improve services and quality will be difficult for Genfinity to meet without a stable financing commitment.


Consulting Services

Genfinity Consulting Services focuses on medium-to-large organizations with a need for improved business processes or significant risk management activity. The Practice areas selected for initial marketing and delivery emerge from the specific experience and background of key personnel hired within 60 days of the close of the Merger Transaction. Existing relationships and deep knowledge will be applied to build practice areas for Genfinity Corporation. A significant risk is the retention of these key personnel. Continued timely financing for Genfinity is essential to cover the capital investments and marketing costs of building these new Practices. Revenue growth and profitability will also depend on market conditions, such as intellectual properties acquired or supplied by external parties, regulatory initiatives of governmental organizations, and the success of marketing programs.

Expenses in this operating line consist primarily of:

o   Costs of personnel (and related benefits, travel, and infrastructure),
o Costs of capital investment (in development or licensing of intellectual properties), and
o   Costs of marketing and sales activities to pursue these markets.

The close and sales cycle for these types of business are typically longer than 90 days and large projects are estimated to be in the range of $250,000 to $750,000.


LetterPath

LetterPath is a development stage line of business to provide organizations and the general public with a tool to send a mailed communication from the Internet, or directly from a computer system, anywhere in the world via postal mail or courier. LetterPath development continues with resources and infrastructure shared with other Genfinity Corporation operating lines. The continued availability of sufficient skilled personnel, integration of emerging technologies, and market success is not yet assured. Patent protection for the LetterPath process has been applied for, but not yet issued, from the relevant governmental bodies. Risks to the operating line include major shifts in the marketplace, intellectual property protection, and the success of continuing product development efforts. LetterPath is not viewed as having substantial revenues that will offset incurred costs for an indefinite period. Demands for cash expenditures and capital will add to the needs of Genfinity Corporation as a whole.

Part II. Other Information

Item 1. Legal Proceedings

Genfinity Corporation is a party to routine litigation incidental to its business, however, management believes that none of which is likely to have a material effect on the Corporation's financial position or capabilities.

Item 2. Changes in Securities and Use of Proceeds

Please see Notes to financial statements for additional information. Interested parties are also encouraged to view the Form D, Form 3, and Form 13 on the Securities and Exchange Commission web site (http://www.sec.gov) for additional information.

Item 3. Defaults on Senior Securities

As noted in the Notes to Financial Statements Genfinity Corporation has continued the rights and privileges of continuing holders of Convertible Debentures and Warrants for Apple Homes Corporation.

Senior debt related to the historical business conducted by Apple Homes Corporation was assumed by Apple Homes Acquisition Corporation in the asset sale transaction on September 30, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Additional Press Release Information is available on the Corporation Web Site (http://www.genfinity.com) or on public news services.

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

The Corporation filed the following information on Form 8-K with the SEC during the period ending September 30, 2000:

None

Subsequently, the Corporation has filed the following information on Form 8-K with the SEC thru the date of this filing:

Form 8-K, Merger Transaction, dated October 13, 2000
Form 8-K, Change in Auditors, dated November 16, 2000

Item 7. Segment Reporting

Genfinity Corporation operates in a single segment for reporting purposes. The previous SIC Code for Apple Homes Corporation (5271) will be changed to reflect the transition to Internet and consulting services as the primary focus of the Corporation.


WHERE YOU CAN FIND MORE INFORMATION
You can find more information concerning Genfinity Corporation by examining its reports and other filings with the SEC. These can be examined at the SEC's Public Reference Room at 450 Fifth Street NW, Washington DC 20549 or by calling the SEC at 1-800-SEC-0330. They may also be examined on the SEC's web site, www.sec.gov, or by calling Arnold W. Kwong, Chief Operating Officer of Genfinity Corporation, at 919 960-2660.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GENFINITY CORPORATION
Dated: November 20, 2000






By /s/ Hiram Dixon Settle, III



-----------------------------------
Hiram Dixon Settle, III
Chair of the Board