Form 10QSB
period 2000-12-31
GENFINITY CORP
filed 2001-04-03
CIK 934330

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
                                  -----------

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2000

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

             Yes   (X)                              No   (_)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 22,121,367 shares of Common Stock, $.002 par value, were outstanding as of December 31, 2000.

Transitional Small Business Disclosure Forms (check one):

             Yes   (_)                              No   (X)

ITEM I - FINANCIAL STATEMENTS.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                              INDEX TO FORM 10-QSB

                               DECEMBER 31, 2000






                                                                  Page Nos.
                                                                  ---------
PART I - FINANCIAL INFORMATION:


  CONSOLIDATED BALANCE SHEET                                          1
     At December 31, 2000


  CONSOLIDATED STATEMENTS OF OPERATIONS                              2-3
     For the Nine Months Ended December 31, 2000 and 1999
     For the Three Months Ended December 31, 2000 and 1999


  CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY                  4
     For the Nine Months Ended December 31, 2000


  CONSOLIDATED STATEMENTS OF CASH FLOWS                               5
     For the Nine Months Ended December 31, 2000 and 1999


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         6-16


  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                              AT DECEMBER 31, 2000


                                     ASSETS
----------------------------------------------------------------------------

CURRENT ASSETS
  Cash and cash equivalents                                      $    82,116
  Accounts receivable, net of allowance for
    doubtful accounts of $105,850                                     59,906
  Prepaid expenses                                                   106,019
                                                                 -----------
    TOTAL CURRENT ASSETS                                             248,041
                                                                 -----------
PROPERTY AND EQUIPMENT - at cost, net of  accumulated
  depreciation                                                        85,309

INTANGIBLE ASSETS, net of accumulated amortization                    34,003

SECURITY DEPOSITS                                                     12,141
                                                                 -----------
    TOTAL ASSETS                                                 $   379,494
                                                                 ===========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------------------------------------------

CURRENT LIABILITIES
  Accrued merger costs                                           $   206,881
  Other accrued liabilities                                          186,875
  Accrued interest - convertible debentures                           13,764
  Due to related parties                                             198,125
  Unearned revenues                                                   88,000
                                                                 -----------
    TOTAL CURRENT LIABILITIES                                        693,645
                                                                 -----------
CONVERTIBLE DEBENTURES                                               387,500
                                                                 -----------
    TOTAL LIABILITIES                                              1,081,145
                                                                 -----------
COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Notes 5, 6 and 7)

STOCKHOLDERS' DEFICIENCY
  Common stock - $.002 par value; authorized 60,000,000
    shares, issued and outstanding 22,121,367 shares                  44,243
  Additional paid-in capital                                       4,743,162
  Accumulated deficit                                             (5,489,056)
                                                                 -----------
    TOTAL STOCKHOLDERS' DEFICIENCY                                  (701,651)
                                                                 -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $   379,494
                                                                 ===========


See accompanying notes.
                                        1

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999





-----------------------------------------------------------------------------
                                                    2000            1999
                                                 -----------     -----------
-----------------------------------------------------------------------------

REVENUES                                         $ 1,134,586     $   456,227

COST OF REVENUES                                     592,074         208,098
                                                 -----------     -----------
    GROSS PROFIT                                     542,512         248,129
                                                 -----------     -----------

OTHER EXPENSES:

  Selling, general and administrative expenses     1,278,234         351,349
  Interest expense                                    14,936           5,100
  Provision for severance                            150,000              -
  Write-off of excess of acquisition cost over
    fair value of net assets acquired              4,580,416              -
                                                 -----------     -----------
     TOTAL OTHER EXPENSES                          6,023,586         356,449
                                                 -----------     -----------
     LOSS BEFORE INCOME TAXES                     (5,481,074)       (108,320)

PROVISION FOR INCOME TAXES                                 -               -
                                                 -----------     -----------
     NET LOSS                                    $(5,481,074)    $  (108,320)
                                                 ===========     ===========

BASIC AND DILUTED NET LOSS PER COMMON
  SHARE                                          $      (.27)    $         -
                                                 ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                 20,000,000      20,000,000
                                                 ===========     ===========


See accompanying notes.
                                        2

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999



-----------------------------------------------------------------------------
                                                     2000           1999
                                                 -----------     -----------
-----------------------------------------------------------------------------

REVENUES                                         $   273,729     $   211,050

COST OF REVENUES                                     211,292          42,383
                                                 -----------     -----------
    GROSS PROFIT                                      62,437         168,667
                                                 -----------     -----------

OTHER EXPENSES:

  Selling, general and administrative expenses       495,228         294,854
  Interest expense                                    11,436           1,700
  Provision for severance                            150,000               -
  Write-off of excess of acquisition cost over
    fair value of net assets acquired                      -               -
                                                 -----------     -----------
     TOTAL OTHER EXPENSES                            656,664         296,554
                                                 -----------     -----------
     LOSS BEFORE INCOME TAXES                       (594,227)       (127,887)

PROVISION FOR INCOME TAXES                                 -               -
                                                 -----------     -----------
     NET LOSS                                    $  (594,227)    $  (127,887)
                                                 ===========     ===========


BASIC AND DILUTED NET LOSS PER COMMON
  SHARE                                          $      (.03)    $         -
                                                 ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING - BASIC AND DILUTED                 20,000,000      20,000,000
                                                 ===========     ===========




See accompanying notes.

                               GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (UNAUDITED)
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 2000



----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Retained
                                               Common Stock           Additional                   Earnings
                                         -------------------------     Paid-in    Subscriptions  (Accumulated
                                            Shares        Amount       Capital     Receivable       Deficit)         Total
----------------------------------------------------------------------------------------------------------------------------

Balance - March 31, 2000 (1)              20,000,000   $    40,000   $   504,671   $  (300,000)   $    (7,982)   $   236,689

Common shares to Apple shareholders in
reverse merger - September 30, 2000        2,121,367         4,243     4,238,491            --             --      4,242,734

Receipts of stock subscriptions                   --            --            --       300,000             --        300,000

Net loss                                          --            --            --            --     (5,481,074)    (5,481,074)
                                         -----------   -----------   -----------   -----------    -----------    -----------
Balance - December 31, 2000               22,121,367   $    44,243   $ 4,743,162   $        --    $(5,489,056)   $  (701,651)
                                         ===========   ===========   ===========   ===========    ===========    ===========



----------------------------------------------------------------------------------------------------------------------------



(1) Share amounts have been restated to reflect the merger transactions effected in April and May of 2000 (Note 1).







See accompanying notes.
                                        4

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
              FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 AND 1999


------------------------------------------------------------------------------
                                                      2000           1999
                                                  -----------    -----------
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $(5,481,074)   $  (108,320)
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Non-cash portion of write-off of excess of
         acquisition cost over fair value of net
         assets acquired                            4,104,560          -
       Depreciation and amortization                  112,497         16,030
       Provision for bad debts                         75,000         15,850
       Provision for severance                        150,000          -

  Cash (used in) provided by:
    Accounts receivable                               (28,360)       (10,264)
    Prepaid expenses and other assets                (101,463)        (1,000)
    Accounts payable and accrued liabilities          298,184         95,337
    Security deposit                                  (12,141)         -
    Increase in unearned revenues                      88,000          -
                                                  -----------    -----------
      NET CASH (USED IN) PROVIDED BY OPERATING
        ACTIVITIES                                   (794,787)         7,633
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                               (124,051)       (13,696)
  Intangible assets expenditures                      (13,319)         -
                                                  -----------    -----------

    NET CASH USED IN INVESTING ACTIVITIES            (137,370)       (13,696)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt due to related parties             (24,545)         -
  Proceeds from issuance of stock                     300,000          -
  Proceeds from asset sale                            600,000          -
  Proceeds from stockholder loans                      90,000         36,841
                                                  -----------    -----------
    NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                      965,455         36,841
                                                  -----------    -----------
INCREASE IN CASH                                       33,288         30,778

CASH AND CASH EQUIVALENTS - BEGINNING                  48,828          3,072
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS - ENDING                $    82,116    $    33,850
                                                  ===========    ===========

SUPPLEMENTAL INFORMATION:
------------------------
  Cash paid during the period for:
    Interest                                      $    14,936    $     5,100
                                                  ===========    ===========
    Convertible debentures and interest
      assumed in merger                           $   400,826    $     -
                                                  ===========    ===========

    Severance liability satisfied by
      transfer of equipment                       $   150,000    $     -
                                                  ===========    ===========


------------------------------------------------------------------------------

See accompanying notes.
                                        5

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               DECEMBER 31, 2000


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

Description of Business
-----------------------

Genfinity Corporation ("Genfinity"), previously known as Apple Homes Corporation, was organized as a Delaware corporation on April 17, 1989 under the name PLAM Properties, Inc. It changed its name to Mayfair Homes Corporation in 1993 to reflect the name of its principal residential development and again to Apple Homes Corporation in 1997 to reflect the trade name under which it operates its manufactured home sales centers. On September 30, 2000, Genfinity merged with Bravo.com Acquisition Corp. ("Bravo") and PlayRadio.net Acquisition Corp. ("PlayRadio") and sold its historical business of the selling and the installation of manufactured homes (the "Merger Transaction"). Upon the filing of the Certificates of Merger with the State of Delaware the name of the corporation was changed to Genfinity Corporation. Genfinity's new business consists of the combined operations of Bravo and PlayRadio. The operations, which have generated revenues, consist of web development, application services and hosting services.

During the quarter ended December 31, 2000, the Company downsized its operations through substantial reductions in its personnel and facilities. Further, the Company has ceased active sales of the web design and development and has refocused its web-hosting operations.

Substantially, all of the Company"s revenue, subsequent to December 31, 2000, is related to a revenue project with a significant customer. The project is expected to be concluded by June of 2001.

In addition, the Company has decided not to fund any of the development-stage business acquired as a result of the merger with Bravo and PlayRadio. No assurance can be given that the Company can complete the development and successfully commercialize the above described businesses under development.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000


NOTE 1 - NATURE OF BUSINESS (Continued)

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

Bravo and PlayRadio were incorporated on April 3, 2000 in the state of New York for the purpose of bringing together existing internet-related businesses. Bravo and PlayRadio each had 10,000,000 shares of authorized, issued and outstanding common stock at $0.0001 par value at the date of the merger with Apple. On the effective date of the merger, the separate existence of Bravo and PlayRadio ceased, and Apple survived as the surviving corporation, governed under the laws of Delaware. The reverse merger has been accounted for under the purchase method of accounting with Bravo and PlayRadio being the acquirer. The excess of the acquisition cost over the fair value of the net assets acquired of $4,043,560 was treated as an expense on the effective date of the merger, September 30, 2000.

The merger agreement also provided that on the effective date of closing, the surviving corporation will sell to Apple Homes Acquisition Corp. ("AHAC") all of Apple's existing assets and business, along with the assumption of all of Apple's contracts, liabilities and duties other than Apple's debentures and Apple's warrants. AHAC, Bravo, and PlayRadio have a major common shareholder, Thomas Kontogiannis. As a purchase price for the sale of assets, AHAC was obligated to pay to Apple $1,500,000 less the amount by which the cash and cash equivalents of Apple transferred to AHAC in the transaction total less than $800,000. The purchase price was reduced on the closing date by a cash shortfall of $600,000. In addition, expenses and commissions, in connection with this sale, were $300,000. As of September 30, 2000, a balance of $400,000 was outstanding under this asset sale. The $400,000 was received in October and November of 2000.

The above transactions were approved by a vote of the stockholders of Apple held on August 21, 2000.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000


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

Historical and pro forma financial information has not been provided for the eight months ended November 30, 1999 because the contributed operations were co-mingled with other lines of business and separate financial information is unavailable.

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

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000


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

During the quarter ended December 31, 2000, management decided to suspend the funding of the LetterPath business.

PlayRadio Group:

PlayRadio is a New York corporation incorporated on April 3, 2000 as "Motel.com". PlayRadio has two divisions, effective May 1, 2000: (1) PlayRadio, and (2) MoneyLink.

PlayRadio is a development-stage web-based music broadcasting platform, which has not generated any revenues to date. During the quarter ended December 31, 2000, management decided not to fund the development of this business.

On October 28, 1999, MoneyLink Capital.com, Inc. ("MoneyLink") was incorporated in the state of Delaware with 1,500 authorized, unissued shares. On April 28, 2000, one share was issued with no par value for $1. On May 1, 2000, the sole shareholder of MoneyLink entered into a merger agreement with PlayRadio, whereby the shareholder of MoneyLink received 4,275,000 shares of PlayRadio in exchange for one share of MoneyLink common stock and $427.50. MoneyLink thereby became a division of PlayRadio. MoneyLink has the rights to a software program that automates the process of applying for a home mortgage on the Internet. MoneyLink is still in the start-up stage and does not have any commercial operations or employees to date. During the quarter ended December 31, 2000, management decided not to fund the development of this business.

The total common shares of PlayRadio outstanding at the time of the merger with Apple was 10,000,000.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000


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

Accounts Receivable
-------------------

Accounts receivable have been adjusted for all known uncollectible accounts. An allowance for doubtful accounts has been provided aggregating $105,850 as of December 31, 2000.

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

Stock-Based Compensation
------------------------

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", Bravo and Radio account for stock-based compensation arrangements pursuant to APB Opinion No. 25, "Accounting for Stock Issued to Employees". In accordance with the provisions of SFAS No. 123, Bravo recorded compensation expense for options granted to non-employees during the three months ended March 31, 2000 at the fair value of services rendered.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share
--------------

Basic earnings per share ("basic EPS") is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share ("diluted EPS") gives effect to all dilutive potential common shares outstanding during the period. In computing diluted EPS, the treasury stock method is used in determining the number of shares assumed to be purchased from the conversion of common stock equivalents. See Note 9 for potentially dilutable securities.

Advertising
-----------

Advertising costs are charged to operations when incurred. Advertising expense for the nine months ended December 31, 2000 and 1999 was $9,897 and $-0-, respectively.

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

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000


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

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:


       Office and computer equipment              $  286,372
       Office furniture and fixtures                  26,933
                                                  ----------
                                                     313,305
       Accumulated depreciation                      227,996
                                                  ----------

                                                  $   85,309
                                                  ==========

During the quarter ended December 31, 2000, severance obligations to various employees were satisfied by the transfer of computer equipment with a carrying value of approximately $150,000.

Depreciation expense for the nine months ended December 31, 2000 and 1999 was $86,071 and $12,763, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets consisted of the following:


       Goodwill                                    $  52,446
       Other                                          14,506
                                                   ---------
                                                      66,952
       Accumulated amortization                       32,949
                                                   ---------

                                                   $  34,003
                                                   =========


Amortization expense for the nine months ended December 31, 2000 and 1999 was $26,426 and $3,267, respectively.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000


NOTE 6 - RELATED PARTY TRANSACTIONS

Amounts due to related parties consist of the following:


          Advances from principal stockholder                   $   90,000
          Advances from shareholders and relative
            of shareholders                                         96,125
          Two-year note payable to certain
            shareholders at 9% interest and equal
            monthly installments of $1,000
            beginning April of 2000; secured by
            certain computer equipment                              12,000
                                                                 ---------
                    Total                                        $ 198,125
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

2000 $22,387.64 (calendar year)
2001 $24,422.88
2002 $2,035.24

NOTE 7 - CONVERTIBLE DEBENTURES

As part of the merger transaction completed on September 30, 2000 (Note 2), the liabilities under various convertible debentures remained as obligations of Genfinity. During the year ended March 31, 1994, Apple completed a private placement of seventeen debentures in the principal amount of $300,000. The debentures are due in 2003, pay interest semi-annually at 10.0% and are convertible by the holders after two years into shares of the Company's common stock at a conversion ratio of $1.25 per share subject to anti-dilution rights. As a result of the merger with Bravo and PlayRadio, the conversion price was reduced to $.1198 on November 29, 2000. As of September 30, 2000, $115,000 of the original debentures have been converted to stock, leaving a remaining balance of $185,000. The remaining $185,000 is convertible into 1,543,327 shares of common stock.

In December 1998, Apple offered convertible subordinated debentures as a private placement, pursuant to Rule 504 of Regulation D of the 1933 Securities Act. As of March 31, 2000, Apple completed the placement of $202,500 of debentures to eight investors. The debentures are due five years from their date of issue. They bear interest, payable semi-annually, at a rate of 10.0% per annum. They are convertible into common stock of the Company at the conversion price of $5.00 per share subject to anti-dilution rights. As a result of the merger with Bravo and PlayRadio, the conversion price was reduced to $.4795 on November 29, 2000. There were no conversions into common stock as of December 31, 2000. The $202,500 is convertible into 422,329 shares of common stock.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000


NOTE 8 - COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

Leases and Contractual Commitments
----------------------------------

On September 15, 1998, Calvander entered into a three-year lease agreement with a third party for dedicated Internet access. The lease provides for a minimum monthly billing of $3,594.

On May 24, 2000, Bravo entered into a 50-month lease agreement for a new furnished facility in Chapel Hill, North Carolina. The lease requires monthly rent payments of $13,287, with escalation clauses of 4% over the previous year's rent for years two, three, and four. The lease expires on July 14, 2004.

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

Future minimum lease payments under all operating leases are as follows:


            Year Ending December 31
            -----------------------

                     2001                                       $ 202,578
                     2002                                         176,142
                     2003                                         171,508
                     2004                                         177,902
                                                                ---------
                                                                $ 728,130
                                                                =========

Rent expense for the nine months ended December 31, 2000 and 1999 was $148,289 and $15,100, respectively.

In July 2000, LetterPath entered into a secured finance transaction for certain equipment and services to be provided by an outside vendor. Installation of the equipment was not accepted and the Corporation anticipates that the funds advanced to execute the transaction, shown as Prepaid Expenses, will be returned.

Genfinity Corporation entered into a services agreement in September 2000 that has a total value of $100,000 with payments on a quarterly basis commencing in the 4th calendar quarter of 2000 through calendar 3rd quarter 2002.

Genfinity Corporation does not currently have any short term borrowing lines.

                              GENFINITY CORPORATION
                       (Formerly Apple Homes Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000


NOTE 8 - COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS (Continued)

Leases and Contractual Commitments (Continued)
----------------------------------

Concentration of Credit Risk
----------------------------

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily trade accounts receivable. Ongoing credit evaluations of customers' financial condition are performed and generally no collateral is required. The Company has not experienced any material losses in these transactions and maintains a reserve for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. One customer accounted for approximately 80% of the accounts receivable balance at December 31, 2000, contributing approximately 50% of nine-month revenues, and 95% of sales for the continuing accounts.

NOTE 9 - STOCKHOLDERS' EQUITY

As of December 31, 2000, the Company had outstanding Class A warrants allowing holders to purchase 2,913,872 shares of the Corporation's common stock at $.66 per share. The warrants expire on December 31, 2001. The holders of the warrants have certain anti-dilution rights.

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

Securities that could potentially dilute basic earnings per share (`EPS') in the future that were not included in the computation of diluted EPS because to do so would have been anti-dilutive for the periods presented consist of the following:

          Warrants to purchase common stock                      2,913,872
          Convertible Debentures (assumed conversion at
             December 31, 2000                                   1,965,656
                                                                 ---------
          Total as of December 31, 2000                          4,879,528
                                                                 =========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

a.       Background Information

On September 30, 2000 control of the Apple Homes Corporation was effectuated by the merger of Bravo.com Acquisition Corporation ("Bravo") and PlayRadio.net Acquisition Corporation (PlayRadio) into Apple Homes, Inc.

As part of the mergers, Apple Homes Corporation's name has been changed to Genfinity Corporation.

In the mergers, 20 million shares of common stock of the Apple Homes Corporation representing approximately 90.5% of our outstanding stock, was issued to the former stockholders of the Bravo and PlayRadio.

On September 30, 2000, as part of the merger agreement, the Genfinity Corporation sold to Apple Homes Acquisition Corporation, a Georgia corporation controlled by Thomas Kontogiannis, Genfinity"s principal shareholder, all of the assets and business of the home related business (as it existed as Apple Homes Corporation, immediately prior to the Merger Transaction), and Apple Homes Acquisition Corporation assumed all of the liabilities of the Apple Homes Corporation other than our obligations to then existing debenture holders and warrant holders. Please see other Notes for additional information and explanation.

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

Genfinity Corporation operates in a single line of business for segment reporting under The NetworkArts brand which provides web-hosting, Internet World Wide Web site development, web marketing programs, e-commerce B2B (business to business) and B2C (business to consumer) solutions to both "clicks" and "mortar" companies.

During the quarter ended December 31, 2000, we downsized our operations through substantial reductions in our personnel and facilities. Further, we have ceased active sales of the web design and development and have refocused our web-hosting operations.

In addition, we have decided not to fund any of the development-stage business acquired as a result of the merger with Bravo and PlayRadio, including the LetterPath business, PlayRadio business and MoneyLink business.

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

Nine Months Ended December 31, 2000 Compared with Nine Months Ended December 31, 1999
-----------------------------------------------------------------------------

Revenue for the nine months ended December 31, 2000 increased from $456,000 in the 1999 period to $1,135,000 in the 2000 period. The revenue for the 2000 period includes nine months of revenues related to the Calvander operation, while the 1999 period included only one month of revenues from the Calvander operation.

Substantially, all of our revenues were from shared and dedicated web hosting/e-commerce services. Most of our hosting revenues are generated from recurring monthly fees and bandwidth charges. Many existing customers have under short-term (12 months of less) setup and operating agreements. Material amounts of existing customer revenue operates on a month-to-month contractual basis that may be cancelled on thirty days notice. In addition, our revenue from a significant customer agreement represented over 50% of our 2000 period revenues and 95% of our current revenues, and this agreement is expected to be concluded in June of 2001. We expect revenues for our March 2001 quarter to decline to $250,000.

Cost of revenue, which is mainly comprised of compensation and related expenses for technical operations, Internet connectivity and other related telecommunications expense, lease expense in particular related to our leased property, and depreciation of equipment. Cost of revenues increased to $592,000, or 52% of revenues for the 2000 period, from $208,000, or 46% of revenues for the 1999 period.

The increase was attributed to our increase in technical personnel and lower average margins in new projects. Commencing January of 2001, we eliminated most of our salaried personnel and entered into an agreement to outsource our existing revenue contracts.

Selling, general and administrative, which is mainly comprised of compensation costs and costs associated with marketing our products and services. Compensation costs include salaries and related benefits, commissions and bonuses. Our marketing expenses include the costs of direct mail, advertising and other marketing programs. Our general and administrative, which is mainly comprised of compensation and related expenses, occupancy costs, and other operating expenses. Selling, general and administrative costs increased from $351,000 in the 1999 period to $1,278,000 in the 2000 period. The increase was related to the increase in corporate overhead (personnel, facilities) implemented during the quarters ended September 30, 2000 and December 31, 2000. Commencing in January of 2001, we substantially reduced our corporate overhead and are using outside contractors for our administrative requirements.

Our net loss increased from $108,000 in the 1999 period to $5,481,000 in the 2000 period. The increase was attributable to our increase in selling, general and administrative costs of $927,000, provision for severance pay of $150,000 and a principally non-cash charge to earnings of $4,580,000, representing the excess of the acquisition costs over the fair value of the net assets acquired in the September 30, 2000 merger with Apple Homes, Inc.

Three Months Ended December 31, 2000 Compared with Three Months Ended December 31, 1999
-----------------------------------------------------------------------------

Revenue for the three months ended December 31, 2000 increased from $211,000 in the 1999 period to $274,000 in the 2000 period. The principal reason for the increase was due to the 2000 period included three months of revenues related to the Calvander operation, while the 1999 period included only one month of revenues from the Calvander operation.

Substantially, all of our revenues were from shared and dedicated web hosting/e-commerce services. Most of our hosting revenues are generated from recurring monthly fees and bandwidth charges. Many existing customers have under short-term (12 months of less) setup and operating agreements. Material amounts of existing customer revenue operates on a month-to-month contractual basis that may be cancelled on thirty days notice. In addition, our revenue from a significant customer agreement represented over 75% of our three-month revenues and 95% of our current revenues, and this agreement is expected to be concluded in June of 2001. We expect revenues for our March 2001 quarter to decline to $250,000.

Cost of revenues increased to $211,000, or 77% of revenues for the 2000 period, from $42,000, or 20% of revenues for the 1999 period. The increase was attributed to our increase in technical personnel and lower average margins in new projects. Commencing January of 2001, we eliminated most of our salaried personnel and entered into an agreement to outsource our existing revenue contracts.

Selling, general and administrative costs increased from $295,000 in the 1999 period to $495,000 in the 2000 period. The increase was related to the increase in corporate overhead (personnel, facilities) implemented during the quarters ended September 30, 2000 and December 31, 2000. Commencing in January of 2001, we have substantially reduced our corporate overhead and are using outside contractors for our administrative requirements.

Our net loss increased from $128,000 in the 1999 period to $594,000 in the 2000 period. The increase was attributable to our increase in cost of revenues and selling, general and administrative costs and a provision for severance pay of $150,000.

Liquidity and Capital Resources
-------------------------------

We have financed our operations during the nine months ended December 31, 2000 through shareholder loans of $90,000, asset sales of $600,000 and proceeds from stock sale of $300,000.

We have incurred significant losses in the period covered by the financial statements. Further investment in capital equipment, staff, marketing, and product development will require additional financing in both near term and long-term expectations. Failure to obtain timely investment capital will also place continued operations in doubt.

Our ability to achieve profitability and positive cash flow from these operations will be dependent upon our ability to grow our revenues substantially and achieve longer-term commitments from our customers.

Substantial changes in the market for web site design and implementation are occurring as the technology matures and many new firms and individuals enter the marketplace. Large-scale projects are becoming increasingly complex and requiring high-risk time schedules. Small projects are becoming a commodity product that is often used as a promotional leader by organizations seeking to expand marketplace awareness and service/product market share. In this climate the development of human resources, expending appropriate capital to maintain a competitive infrastructure, and continuing efforts to improve services and quality will be difficult for Genfinity to meet without a stable financing commitment.

Part II. Other Information

Item 1. Legal Proceedings

Genfinity Corporation is a party to routine litigation incidental to our business, however, management believes that none of which is likely to have a material effect on the Corporation's financial position or capabilities.

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

Item 6. Exhibits and Reports on Form 8-K

Reports on Form 8-K

The Corporation filed the following information on Form 8-K with the SEC during the period ending December 31, 2000:

Form 8-K, Merger Transaction, dated October 13, 2000 Form 8-K, Change in Auditors, dated November 16, 2000
Form 8-K, Change in Terms of Convertible Debentures and Warrants, dated
   November 29, 2000
Form 8-K, Merger Transaction, dated November 29, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GENFINITY CORPORATION
Dated: March 23, 2001






By /s/ Nick Tsismenakis
------------------------------